Form 10-Q
period 2020-10-31
Academy Sports & Outdoors, Inc.
filed 2020-12-10
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission File No. 001-39589

Academy Sports and Outdoors, Inc.
(Exact name of registrant as specified in its charter)

Delaware		85-1800912
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1800 North Mason Road
Katy, Texas 77449
(Address of principal executive offices) (Zip Code)

(281) 646-5200
(Registrant’s Telephone Number, including Area Code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 3, 2020, Academy Sports and Outdoors, Inc. had 89,913,905 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$869,725	$149,385	$43,538
Accounts receivable - less allowance for doubtful accounts of $1,286, $3,275 and $3,642, respectively	11,908	13,999	9,798
Merchandise inventories, net	1,082,907	1,099,749	1,331,969
Prepaid expenses and other current assets	25,789	24,548	26,140
Assets held for sale	1,763	1,763	1,763
Total current assets	1,992,092	1,289,444	1,413,208

PROPERTY AND EQUIPMENT, NET	382,620	441,407	454,406
RIGHT-OF-USE ASSETS	1,163,361	1,145,705	1,165,826
TRADE NAME	577,000	577,000	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	4,923	15,845	16,349
Total assets	$4,981,916	$4,331,321	$4,488,709

LIABILITIES AND STOCKHOLDERS'/PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$868,879	$428,823	$529,926
Accrued expenses and other current liabilities	274,612	211,381	219,992
Current lease liabilities	79,361	76,329	73,252
Current maturities of long-term debt	18,250	34,116	18,250
Total current liabilities	1,241,102	750,649	841,420

LONG-TERM DEBT, net	1,408,885	1,428,542	1,492,609
LONG-TERM LEASE LIABILITIES	1,171,420	1,141,896	1,163,250
DEFERRED TAX LIABILITIES, NET	132,701	—	—
OTHER LONG-TERM LIABILITIES	43,244	19,197	19,529
Total liabilities	3,997,352	3,340,284	3,516,808

COMMITMENTS AND CONTINGENCIES (NOTE 14)

REDEEMABLE MEMBERSHIP UNITS	—	2,818	2,818

STOCKHOLDERS'/PARTNERS' EQUITY (1):
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Partners' equity, membership units authorized, issued and outstanding were 72,468,164 as of February 1, 2020 and November 2, 2019	—	996,285	976,538
Common stock, $0.01 par value, authorized 300,000,000 shares; 88,103,975 issued and outstanding as of October 31, 2020	881	—	—
Additional paid-in capital	93,064	—	—
Retained earnings	895,646	—	—
Accumulated other comprehensive loss	(5,027)	(8,066)	(7,455)
Stockholders'/partners' equity	984,564	988,219	969,083
Total liabilities and stockholders'/partners' equity	$4,981,916	$4,331,321	$4,488,709
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
NET SALES	$1,349,076	$1,145,203	$4,091,797	$3,459,405
COST OF GOODS SOLD	908,565	782,781	2,856,840	2,398,783
GROSS MARGIN	440,511	362,422	1,234,957	1,060,622

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	358,955	309,246	955,591	923,418
OPERATING INCOME	81,556	53,176	279,366	137,204

INTEREST EXPENSE, NET	22,399	24,585	70,487	77,171
GAIN ON EARLY RETIREMENT OF DEBT, NET	—	—	(7,831)	(42,265)
OTHER (INCOME) EXPENSE, NET	764	(467)	(857)	(1,921)
INCOME BEFORE INCOME TAXES	58,393	29,058	217,567	104,219

INCOME TAX (BENEFIT) EXPENSE	(1,193)	506	325	1,914
NET INCOME	$59,586	$28,552	$217,242	$102,305

EARNINGS PER COMMON SHARE:
BASIC (1)	$0.78	$0.39	$2.94	$1.41
DILUTED (1)	$0.74	$0.38	$2.82	$1.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	76,771	72,484	73,908	72,480
DILUTED (1)	80,714	75,201	77,171	74,766
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
COMPREHENSIVE INCOME:
Net income	$59,586	$28,552	$217,242	$102,305
Unrealized loss on interest rate swaps	(331)	(1,317)	(5,371)	(14,459)
Recognized interest (income) expense on interest rate swaps	2,811	146	7,578	(1,444)
Loss on swaps from debt refinancing	1,330	—	1,330	—
Tax expense	(498)	—	(498)	—
Total comprehensive income	$62,898	$27,381	$220,281	$86,402

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' / STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' Equity / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' / Stockholders' Equity
			Partners' Equity		Common Stock

	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net loss	—	—	—	(10,020)	—	—	—	—	—	(10,020)	—
Equity compensation	—	—	—	2,109	—	—	—	—	—	2,109	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(4,434)	(4,434)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	1,893	1,893	—
Balances as of May 2, 2020	172	$2,977	72,306	$988,178	—	$—	$—	$—	$(10,607)	$977,571	72,478
Net income	—	—	—	167,676	—	—	—	—	—	167,676	—
Equity compensation	—	—	—	1,581	—	—	—	—	—	1,581	—
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(606)	(606)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	2,874	2,874	—
Balances as of August 1, 2020	172	$2,977	72,306	$1,157,435	—	$—	$—	$—	$(8,339)	$1,149,096	72,478
Net income	—	—	—	—	—	—	—	59,586	—	59,586	—
Distributions to holders of Membership Units	—	—	—	(257,000)	—	—	—	—	—	(257,000)	—
Effect of the Reorganization Transactions	(172)	(2,977)	(72,306)	(900,435)	72,478	725	66,627	836,060	—	2,977	—
Equity compensation	—	—	—	—	—	—	23,359	—	—	23,359	—
Issuance of common stock in IPO, net of Offering Costs	—	—	—	—	15,625	156	184,726	—	—	184,882	15,625
Cumulative tax effect resulting from Reorganization Transactions	—	—	—	—	—	—	(148,829)	—	—	(148,829)	—
Share-Based Award Payments	—	—	—	—	—	—	(32,819)	—	—	(32,819)	—
Stock option exercises	—	—	—	—	1	—	—	—	—	—	1
Unrealized loss on interest rate swaps (net of tax impact of $53)	—	—	—	—	—	—	—	—	(278)	(278)	—
Recognized interest expense on interest rate swaps (net of tax impact of $221)	—	—	—	—	—	—	—	—	2,590	2,590	—
Loss on swaps from debt refinancing (net of tax impact of $330)	—	—	—	—	—	—	—	—	1,000	1,000	—
Balances as of October 31, 2020	—	$—	—	$—	88,104	$881	$93,064	$895,646	$(5,027)	$984,564	88,104
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' Equity				Total Membership Units
					Accumulated Other Comprehensive Income (Loss)	Total Partners' Equity

			Partners' Equity
	Units (1)	Amount	Units (1)	Amount	Amount	Amount	Units (1)
Balances as of February 2, 2019	1,362	$17,885	71,111	$848,591	$8,448	$857,039	72,473
Net income	—	—	—	25,406	—	25,406	—
Equity compensation	—	—	—	2,022	—	2,022	—
Cumulative-effect adjustment related to the adoption of the New Lease Standard	—	—	—	5,075	—	5,075	—
Unrealized loss on interest rate swaps	—	—	—	—	(3,510)	(3,510)	—
Recognized interest income on interest rate swaps	—	—	—	—	(882)	(882)	—
Balances as of May 4, 2019	1,362	$17,885	71,111	$881,094	$4,056	$885,150	72,473
Net income	—	—	—	48,347	—	48,347	—
Equity compensation	—	—	—	2,445	—	2,445	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	18	300	—	(300)	—	(300)	18
Unrealized loss on interest rate swaps	—	—	—	—	(9,632)	(9,632)	—
Recognized interest income on interest rate swaps	—	—	—	—	(708)	(708)	—
Balances as of August 3, 2019	1,380	$18,185	71,111	$931,586	$(6,284)	$925,302	72,491
Net income	—	—	—	28,552	—	28,552	—
Equity compensation	—	—	—	1,405	—	1,405	—
Equity contributions from Managers	6	—	—	100	—	100	6
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	—	101	—	(100)	—	(100)	—
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(29)	(538)	29	538	—	538	—
Repurchase of Redeemable Membership Units	—	—	(29)	(473)	—	(473)	(29)
Reclassification of membership units with lapsed put rights (Note 2)	(1,195)	(14,930)	1,195	14,930	—	14,930	—
Unrealized loss on interest rate swaps	—	—	—	—	(1,317)	(1,317)	—
Recognized interest expense on interest rate swaps	—	—	—	—	146	146	—
Balances as of November 2, 2019	162	$2,818	72,306	$976,538	$(7,455)	$969,083	72,468
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,242	$102,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,718	88,693
Non-cash lease expense	14,870	2,471
Equity compensation	27,049	5,872
Amortization of deferred loan and other costs	2,734	2,796
Loss on swaps from debt refinancing	1,330	—
Deferred income taxes	(11,739)	(246)
Non-cash gain on early retirement of debt, net	(7,831)	(42,265)
Gain on disposal of property and equipment	—	(23)
Casualty loss	114	499
Changes in assets and liabilities:
Accounts receivable, net	2,121	8,328
Merchandise inventories, net	16,727	(197,812)
Prepaid expenses and other current assets	(1,151)	(5,134)
Other noncurrent assets	245	433
Accounts payable	439,682	99,557
Accrued expenses and other current liabilities	44,733	30,240
Income taxes payable	9,590	—
Other long-term liabilities	21,784	(958)
Net cash provided by operating activities	857,218	94,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,915)	(48,614)
Proceeds from the sale of property and equipment	—	23
Notes receivable from member	8,125	(3,988)
Net cash used in investing activities	(13,790)	(52,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	500,000	401,100
Repayment of revolving credit facility	(500,000)	(356,800)
Repayment of term loan facility	(29,653)	(118,257)
Debt issuance fees	(556)	—
Share-Based Award Payments	(20,724)	—
Distribution	(257,000)	—
Equity contributions from Managers	—	100
Proceeds from issuance of common stock, net of Offering Costs	184,882	—
Repurchase of Redeemable Membership Units	(37)	(473)
Net cash used in financing activities	(123,088)	(74,330)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	720,340	(32,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	149,385	75,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$869,725	$43,538
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$68,759	$74,818
Cash paid for income taxes	$2,461	$2,588

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$132	$—
Change in capital expenditures in accounts payable and accrued liabilities	$985	$1,668
Right-of-use assets obtained in exchange for new operating leases	$84,595	$55,562

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. Upon completion of our initial public offering (the "IPO") detailed below, affiliates of KKR held a 69.9% ownership interest in the Company (see IPO Over-Allotment Exercise in Note 15).
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of October 31, 2020, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.
Initial Public Offering and Reorganization Transactions
On October 6, 2020, ASO, Inc. completed an IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to a syndicate of underwriters led by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives, resulting in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO ("Offering Costs"), such as legal and accounting fees. The shares sold in the offering were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to our registration statement on Form S-1 (File No. 333-248683) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission (the "SEC") on October 1, 2020.
In connection with our IPO, we completed a series of reorganization transactions (the "Reorganization Transactions") that resulted in:
•NAHC, the previous parent holding company for the Company, being contributed to ASO, Inc. by its members and becoming a wholly-owned subsidiary of ASO, Inc., which thereupon became our parent holding company; and
•one share of common stock of ASO, Inc. issued to then-existing members of NAHC for every 3.15 membership units of NAHC contributed to ASO, Inc.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the fiscal year ended February 1, 2020 included in our final prospectus dated October 1, 2020 (the "Prospectus"), as filed with the

SEC on October 2, 2020 pursuant to Rule 424(b)(4) under the Securities Act. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2020 are not necessarily indicative of the results that will be realized for the fiscal year ending January 30, 2021 or any other period. The balance sheet as of February 1, 2020 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended February 1, 2020.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and, its subsidiaries, ASO Co-Invest Blocker Sub, L.P., ASO Blocker Sub, L.P., NAHC, Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, and Academy International Limited. ASO Co-Invest Blocker Sub, L.P., ASO Blocker Sub, L.P., NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and additional unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from our estimates.
Reclassifications
Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation. Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended November 2, 2019 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Retrospective Presentation of Ownership Exchange
Prior to the IPO, ASO, Inc. was a wholly-owned subsidiary of NAHC. On the IPO pricing date (October 1, 2020), the then-existing members of NAHC contributed all of their membership units of NAHC to ASO, Inc. and, in exchange, received one share of common stock of ASO, Inc. for every 3.15 membership units of NAHC contributed to ASO, Inc. (such 3.15:1 contribution and exchange ratio, the "Contribution Ratio"). As a result of such contributions and exchanges, upon the IPO, NAHC became a wholly-owned subsidiary of ASO, Inc., which became our parent holding company. The par value and authorized shares of the common stock of ASO, Inc. of $0.01 and 300,000,000, respectively, remain unchanged as a result of such contributions and exchanges. All membership units and redeemable membership units in the financial statements and notes have been retrospectively adjusted to give effect to the Contribution Ratio, as if such contributions and exchanges occurred as of all pre-IPO periods presented, including the periods presented on the Balance Sheets, Statements of Income, Statements of Partners’ / Stockholders’ Equity, Note 10. Equity and Share-Based Compensation and Note 11. Earnings per Share.
Redeemable Membership Units
Prior to October 1, 2020, Allstar Managers LLC, a Delaware limited liability company ("Managers"), owned membership units in NAHC (each, a "NAHC Membership Unit"). Managers is 100% owned by certain current and former executives and directors of the Company and was formed to facilitate the purchase of indirect contingently redeemable ownership interests in NAHC. Prior to October 1, 2020, certain executives and directors could acquire contingently redeemable membership units in Managers (the "Redeemable Membership Units"), either by (1) purchasing the Redeemable Membership Units with cash consideration, which was subsequently contributed to NAHC by Managers in exchange for a number of NAHC Membership Units equal to the number of Redeemable Membership Units purchased, or (2) by receiving the Redeemable Membership Units in settlement of vested restricted units awarded to the executive or director under the Company's 2011 Unit Incentive Plan (see Note 10). Each outstanding Redeemable Membership Unit in Managers corresponded to an outstanding NAHC Membership Unit, on a unit-for-unit basis.
On October 1, 2020, Managers received one share of ASO, Inc. common stock in exchange for every 3.15 membership units in NAHC that Managers contributed to ASO, Inc., and the Redeemable Membership Units in Managers that were held by its owners were reduced proportionately by the Contribution Ratio, so that the outstanding number of Redeemable Membership Units in Managers equal the number of shares of ASO, Inc. common stock held by Managers on a 1:1 basis.
NAHC is the sole managing member of Managers with a controlling voting interest, but no economic interest, in Managers. As the sole managing member of Managers, NAHC operates and controls all business affairs of Managers.
The terms and conditions of the agreements governing the Redeemable Membership Units include provisions by which the holder, or its heirs, have the right to require Managers or NAHC to purchase the holder's Redeemable Membership Units upon the holder’s termination of employment due to death or disability for cash at fair value. The carrying value of the Redeemable Membership Units is classified as temporary equity, initially at fair value, as redemption was an event that was not solely within our control. If redemption becomes probable, we are required to re-measure the Redeemable Membership Units to fair value. Periodically, these rights lapsed due to contractual expiration or a holder's termination of employment for reasons other than death or disability. Due to the lapse of this right for certain issuances, $14.9 million was reclassified from temporary equity to Partners' Equity during the 2019 third quarter.
Income Taxes
The Company is subject to U.S. federal, state and foreign income taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including recent results of operations, future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more-likely-than-not that all or a portion of the asset will not be realized. The Company recognizes tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being ultimately sustained. Interest and penalties from income tax matters are recognized in income tax expense.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Merchandise division sales (1)
Outdoors	$487,401	$364,944	$1,448,987	$1,002,138
Sports and recreation	263,506	196,592	919,699	721,665
Apparel	318,731	322,375	939,388	951,385
Footwear	272,626	255,649	762,174	769,857
Total merchandise sales (2)	1,342,264	1,139,560	4,070,248	3,445,045
Other sales (3)	6,812	5,643	21,549	14,360
Net Sales	$1,349,076	$1,145,203	$4,091,797	$3,459,405
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended November 2, 2019 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 7.5% and 9.8% of merchandise sales for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and 4.5% and 3.8% for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.
(3) Other sales consisted primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.
We sell gift cards in stores, online and in third-party retail locations. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our balance sheets is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website.
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gift card liability, beginning balance	$55,410	$50,631	$67,993	$66,153
Issued	14,910	19,382	47,524	63,883
Redeemed	(17,861)	(21,773)	(61,574)	(80,006)
Recognized as breakage income	(370)	(585)	(1,854)	(2,375)
Gift card liability, ending balance	$52,089	$47,655	$52,089	$47,655

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	October 31, 2020	February 1, 2020	November 2, 2019
Senior Secured Asset-Based Revolving Credit Facility	$—	$—	$44,300
Senior Secured Term Loan Facility, due July 2022 net of discount of $1.8 million, $2.6 million and $2.9 million, respectively	1,429,667	1,466,402	1,470,695
Total debt	1,429,667	1,466,402	1,514,995
Less current maturities	(18,250)	(34,116)	(18,250)
Less deferred loan costs (1)	(2,532)	(3,744)	(4,136)
Total long-term debt	$1,408,885	$1,428,542	$1,492,609
(1) These costs are related to the 2015 Term Loan Facility.
On November 6, 2020, the Company refinanced its long-term debt (see Note 15).
2015 Term Loan Facility. On July 2, 2015, Academy, Ltd. entered into a seven-year $1.8 billion senior secured term loan facility (the "2015 Term Loan Facility"). The 2015 Term Loan Facility bears interest, at our election, at either (1) LIBOR rate with a floor of 1.00%, plus a margin of 4.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Morgan Stanley Senior Funding, Inc.'s "prime rate," or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 3.00%. Quarterly principal payments of approximately $4.6 million are required through June 30, 2022, with the balance due in full on the maturity date of July 2, 2022. As of October 31, 2020, the weighted average interest rate was 5.00%, with interest payable monthly. The terms and conditions of the 2015 Term Loan Facility also require that we prepay outstanding loans under the 2015 Term Loan Facility under certain circumstances. As of October 31, 2020, no prepayments of outstanding loans have been triggered under the terms and conditions of the 2015 Term Loan Facility.
During the thirty-nine weeks ended October 31, 2020 and November 2, 2019, we repurchased a portion of our principal on the 2015 Term Loan Facility, which was trading at a discount, in open market transactions. The following table provides further detail regarding these repurchases (amounts in millions):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Gross principal repurchased	$23.9	$147.7
Reacquisition price of debt	$16.0	$104.6
Net gain recognized	$7.8	$42.3
2018 ABL Facility. On July 2, 2015, Academy, Ltd. entered into a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility"). On May 22, 2018, the Company amended the agreement governing the 2015 ABL Facility (as amended, the "2018 ABL Facility"), to increase the commitment on the facility from $650 million to $1 billion. The operative terms, conditions, covenants and pricing of the 2018 ABL Facility remain the same in all material respects to the 2015 ABL Facility and/or have been sized in approximate proportion to the relative increase in the facility where such operative terms are based upon the commitment level on the facility. The 2018 ABL Facility matures on May 22, 2023, subject to a springing maturity clause which is triggered 91 days before the July 2, 2022 maturity of the 2015 Term Loan Facility should it not be paid off or extended at least 91 days beyond the May 22, 2023 maturity date of the 2018 ABL Facility. Academy, Ltd. has the option to increase the commitments under the 2018 ABL Facility by $250 million, subject to the satisfaction of certain conditions under the agreement.
The 2018 ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of October 31, 2020, we had outstanding letters of credit of approximately $30.8 million, of which $21.1 million were issued under the 2018 ABL Facility, and we had no borrowings outstanding under the 2018 ABL Facility, leaving the available borrowing capacity under the 2018 ABL Facility of $844.7 million.

Borrowings under the 2018 ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The 2018 ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the 2018 ABL Facility also require that we prepay outstanding loans under the 2018 ABL Facility under certain circumstances. As of October 31, 2020, no future prepayments of outstanding loans have been triggered under the terms and conditions of the 2018 ABL Facility.
Covenants. The 2018 ABL Facility and the 2015 Term Loan Facility agreements contain covenants, including, among others, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the 2018 ABL Facility is subject to a certain minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of October 31, 2020.
Capitalized Interest. We capitalized interest primarily related to construction of new stores and store renovations in the amount of $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

5. Derivative Financial Instruments
We use interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the 2015 Term Loan Facility. On October 28, 2020, we determined that a portion of the underlying cash flows related to $100.0 million of swap notional principal amount was no longer probable of occurring over the remaining term of the interest rate swaps as a result of the Company's planned refinancing transactions (see Note 15). As a result, we reclassified approximately $1.3 million of losses from accumulated other comprehensive loss ("AOCI") to other (income) expense, net in our statements of income for the thirteen and thirty-nine weeks ended October 31, 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. We also de-designated a portion of our interest rate swaps as cash flow hedges, leaving $250 million notional principal amount designated and $650 million undesignated. The remaining $4.0 million loss in AOCI as of October 31, 2020 related to the de-designated hedges will be amortized as an increase to interest expense over the original maturity of the de-designated swaps. The de-designated $650 million notional principal amount of fixed interest rate swaps will receive mark-to-market treatment prospectively, with changes in fair value recorded immediately to other (income) expense, net on the statements of income.
A summary of our interest rate swaps is as follows (dollar amounts in thousands):

Notional Amount	Fixed Rate	Effective Date	Termination Date
$250,000 (1)	2.21%	September 7, 2016	September 3, 2021
$250,000	1.54%	November 1, 2016	November 1, 2021
$400,000	2.54%	March 1, 2018	March 1, 2021
(1) The initial $600,000 notional amount of the swap amortizes to $525,000, $430,000, $320,000 and $250,000 on September 3, 2017, 2018, 2019 and 2020, respectively.

The fair value of these interest rate swaps is as follows (amounts in thousands) as of:

	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as hedging instruments
Assets
Amounts included in other current assets	$—	$—	$190
Liabilities
Amounts included in accrued expenses and other current liabilities	1,198	6,130	5,184
Amounts included in other long-term liabilities	136	1,976	2,501
Total derivatives designated as hedging instruments net liability	$(1,334)	$(8,106)	$(7,495)

Derivatives not designated as hedging instruments
Liabilities
Amounts included in accrued expenses and other current liabilities	$4,548	$—	$—
Total derivatives not designated as hedging instruments	(4,548)	—	—
Total derivatives net liability	$(5,882)	$(8,106)	$(7,495)

For derivatives designated as hedging instruments, amounts included in AOCI are reclassified to interest expense in the same period during which the hedged transaction affects earnings, which is as interest expense is recorded on the underlying 2015 Term Loan Facility. As of October 31, 2020, we estimate that approximately $4.6 million of the balance in AOCI will be reclassified as an increase in interest expense during the next 12 months.
The impact of gains and losses related to interest rate swaps that are deferred into AOCI and subsequently reclassified into interest expense or other (income) expense, net is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Accumulated Other Comprehensive Income (Loss), beginning	$(8,339)	$(6,284)	$(8,066)	$8,448
Loss deferred into AOCI (net of tax impact of $53)	(278)	(1,317)	(5,318)	(14,459)
Increase (decrease) to interest expense (net of tax impact of $221)	2,590	146	7,357	(1,444)
Loss on swaps from debt refinancing in other (income) expense, net (net of tax impact of $330)	1,000	—	1,000	—
Accumulated Other Comprehensive Income (Loss), ending	$(5,027)	$(7,455)	$(5,027)	$(7,455)

6. Fair Value Measurements
Fair value is defined as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of the assets and liabilities.

The fair value measurements are classified as either:
•Level 1 which represents valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2 which represents valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3 which represents valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the fair value measurement is classified in its entirety, is based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers made into or out of the Level 1, 2 or 3 categories during any period presented.
The following table provides the fair value hierarchy for our derivative financial instruments (amounts in thousands) as of:

	Fair Value Hierarchy	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Interest rate swap	Level 2	$—	$—	$190

Liabilities
Interest rate swap	Level 2	$5,882	$8,106	$7,685

We value our derivative financial instruments using a discounted cash flow analysis based on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market based inputs including interest rates and implied volatilities. Our valuations also consider both our own and the respective counterparty's non-performance risk. We have considered unobservable market factors such as the likelihood of default by us and our counterparty, our net exposures, credit enhancements, and remaining maturities in determining a credit valuation adjustment to include as part of the fair value of our derivative financial instruments. To date, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instruments. Therefore, we consider our derivative financial instruments to fall within Level 2 of the fair value hierarchy.
Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of October 31, 2020 and February 1, 2020, we held $767.0 million and $113.3 million in money market funds, respectively. We held no investments in money market funds as of November 2, 2019.
The fair value of the 2015 Term Loan Facility is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of October 31, 2020, February 1, 2020 and November 2, 2019, the estimated fair value of our 2015 Term Loan Facility was $1.4 billion, $1.2 billion and $1.0 billion, respectively. As borrowings on the 2018 ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	October 31, 2020	February 1, 2020	November 2, 2019
Leasehold improvements	$435,094	$436,807	$433,266
Equipment and software	543,147	537,364	527,845
Furniture and fixtures	317,371	316,420	314,909
Construction in progress	27,979	17,639	21,197
Land	3,698	3,698	3,698
Total property and equipment	1,327,289	1,311,928	1,300,915
Accumulated depreciation and amortization	(944,669)	(870,521)	(846,509)
Property and equipment, net	$382,620	$441,407	$454,406

Depreciation expense was $25.5 million and $79.7 million in the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and $29.6 million and $88.7 million in the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

8. Leases
In April 2020, the Financial Accounting Standards Board issued Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. This guidance provides entities with the option to elect to account for certain lease concessions as though the enforceable rights and obligations had existed in the original lease. As a result, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in Accounting Standards Codification Topic 842, Leases, to those contracts. During the thirteen and thirty-nine weeks ended October 31, 2020, the Company received $0.4 million and $2.4 million, respectively, in lease expense credit related to landlord abated rent as a result of the elections made under this guidance. Additionally, during the thirteen and thirty-nine weeks ended October 31, 2020, the Company signed six and 46 lease extensions, respectively, requiring lease modification accounting treatment.
The components of lease expense and sublease income included in selling, general and administrative ("SG&A") expenses on our statement of income is as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease expense	$49,272	$49,159	$147,528	$146,039
Short-term lease expense	—	—	—	—
Variable lease expense	1,709	1,956	3,527	5,805
Sublease income	(115)	(403)	(641)	(1,205)
Net lease expense	$50,866	$50,712	$150,414	$150,639

Information about our operating leases is as follows (dollar amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,477	$32,520	$84,595	$55,562
Cash paid for amounts included in the measurement of lease liabilities	$48,092	$48,283	$130,274	$143,848

	October 31, 2020	November 2, 2019
Weighted-average remaining lease term in years	11.2	10.9
Weighted-average incremental borrowing rate	9.09%	8.88%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.
The remaining maturities of lease liabilities by fiscal year are as follows (amounts in thousands):

October 31, 2020
2020	$48,759
2021	196,666
2022	194,316
2023	186,750
2024	178,462
2025	172,512
After 2025	1,051,915
Total payments (1)	2,029,380
Less: Interest	(778,599)
Present value of lease liabilities	$1,250,781
(1) Minimum lease payments have not been reduced by sublease rentals of $1.9 million as of October 31, 2020 due in the future under non-cancelable subleases.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	October 31, 2020	February 1, 2020	November 2, 2019
Accrued interest	$6,996	$7,835	$3,261
Accrued personnel costs	72,995	54,065	41,237
Accrued professional fees	6,041	2,451	2,787
Accrued sales and use tax	18,590	12,651	18,041
Accrued self-insurance	13,136	14,107	13,912
Deferred revenue - gift cards and other	54,557	70,220	49,603
Income taxes payable	19,197	4,941	4,575
Interest rate swaps	5,746	6,129	5,184
Property taxes	49,679	16,919	50,066
Sales return allowance	5,000	5,500	5,500
Other	22,675	16,563	25,826
Accrued expenses and other current liabilities	$274,612	$211,381	$219,992

10. Equity and Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of October 31, 2020, there were 4,996,703 shares that were authorized and available for grant under the 2020 Share Incentive Plan.
2011 Unit Incentive Plan
The 2011 Unit Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Unit Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Unit") to our directors, executives, and eligible employees of the Company.
Unit Options granted under the 2011 Unit Incentive Plan consist of Unit Options that vest upon the satisfaction of time-based requirements (each, a "Service Unit Option") and Unit Options that vest upon the satisfaction of both time-based requirements and Company performance-based requirements (each, a "Performance Unit Option").
Restricted Units granted under the 2011 Unit Incentive Plan consist of Restricted Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Unit") and Restricted Units that vest upon the satisfaction of a liquidity event-based requirement together with a time-based requirement and/or a performance-based requirement (each, a "Liquidity Event Restricted Unit"). In each case, vesting of the Company’s outstanding and unvested Unit Options and Restricted Units is contingent upon the holder’s continued service through the date of each applicable vesting event.
Concurrent with the adoption of the 2020 Omnibus Incentive Plan on October 1, 2020, no further Awards are authorized to be granted under the 2011 Unit Incentive Plan.
2020 Omnibus Incentive Plan
The 2020 Omnibus Incentive plan provides for the grant of Awards such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted stock units which may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives, and eligible employees of the Company.
Stock Options granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Stock Option" and Service Unit Options and Service Stock Options together are "Service Options").

Restricted Stock Units granted under the 2020 Omnibus Incentive Plan consist of Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of a time-based requirement and performance-based requirement (each, a "Performance Restricted Stock Unit"). In each case, vesting of the Company’s outstanding and unvested Stock Options and Restricted Stock Units is contingent upon the holder’s continued service through the date of each applicable vesting event.
Equity compensation expense was $23.4 million and $27.0 million in the thirteen and thirty-nine weeks ended October 31, 2020, respectively, which includes approximately $19.9 million of stock compensation expense associated with the vesting of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO. Equity compensation expense was $1.4 million and $5.9 million in the thirteen and thirty-nine weeks ended November 2, 2019, respectively. These costs are included in selling, general and administrative expenses in the statements of income.
Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards are entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was or will be made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards will be payable upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $20.7 million were paid through October 31, 2020. Share-Based Award Payments payable as of October 31, 2020 for unvested awards is $12.1 million, which is reflected within accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
These exercise price adjustments did not increase the value of the Unit Options and no related additional equity compensation was or will be incurred.
Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the "SEC simplified" method and a mid-point assumption, respectively. Expected price volatility was determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Award. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The assumptions used to calculate the fair value of Awards granted are evaluated and modified, as necessary, to reflect current market conditions and experience.

The following table presents the assumptions and grant date fair values for Service Options granted in the thirty-nine weeks ended October 31, 2020:

Expected life in years	6.2
Expected volatility	53% to 54%
Weighted-average volatility	53%
Risk-free interest rate	0.39% to 0.76%
Dividend yield	—

The following table presents the Award grants during the thirty-nine weeks ended October 31, 2020:

	Service Options	Service Restricted Units	Liquidity Event Restricted Units	Performance Restricted Units
Number of shares (1)	1,417,961	11,564	1,185,474	12,772
Weighted average grant date fair value per Award	$8.48	$17.30	$17.99	$13.04
Weighted average exercise price per Award	$16.87	N/A	N/A	N/A
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

The following table presents the unrecognized compensation cost as of October 31, 2020:

	Service Options	Performance Unit Options	Service Restricted Units	Liquidity Event Restricted Units	Performance Restricted Units
Remaining expense	$18,952,974	$883,794	$68,493	$18,037,924	$159,999
Weighted average life remaining in years	2.7	2.3	0.4	2.1	1.6

11. Earnings per Common Share
Basic earnings per common share is calculated based on net income divided by the basic weighted average common shares outstanding during the period, and diluted earnings per common share is calculated based on net income divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is based on the basic weighted average common shares outstanding plus any potential dilutive effect of stock-based awards outstanding during the period using the treasury stock method, which assumes the potential proceeds received from the dilutive stock options are used to purchase treasury stock. Anti-dilutive stock-based awards do not include awards which have a performance or liquidity event target which has yet to be achieved.

Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (dollar and share amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$59,586	$28,552	$217,242	$102,305

Weighted average common shares outstanding - basic (1)	76,771	72,484	73,908	72,480
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	6	6	9	9
Dilutive effect of Performance Restricted Units, Liquidity Event Restricted Units and Performance Restricted Stock Units (1)	1,423	—	991	—
Dilutive effect of Service Options (1)	1,081	1,271	871	824
Dilutive effect of Performance Unit Options and Performance Stock Options (1)	1,433	1,440	1,392	1,453
Weighted average common shares outstanding - diluted (1)	80,714	75,201	77,171	74,766

Earnings per common share - basic	$0.78	$0.39	$2.94	$1.41
Earnings per common share - diluted	$0.74	$0.38	$2.82	$1.37

Anti-dilutive stock-based awards excluded from diluted calculation (1)	4,460	4,153	1,648	578
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

12. Income Taxes
Prior to October 1, 2020, the Company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our IPO, as a result of the Reorganization Transactions (see Note 1) completed on October 1, 2020, as described further in the Prospectus, on and after October 1, 2020, the Company is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.
As a result of the Reorganization Transactions, the Company recorded a net deferred tax liability position of $144.2 million, which consisted of the Company’s difference between the Company's financial statement carrying value and the outside tax basis in its NAHC membership units, immediately following the completion of the Reorganization Transactions, measured at the enacted federal and state income tax rates. Additionally, $4.6 million in current tax liability was assumed by the Company as part of the Reorganization Transaction. The combined entry was recorded as a cumulative adjustment to additional paid-in capital for the year equal to $148.8 million, as reflected in the statement of stockholders' equity.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020.

The components of the income tax expense (benefit) are as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Current tax expense:
Federal	$8,369	$—	$8,369	$—
State	2,168	575	3,656	2,135
Foreign	9	13	39	25
Total current tax expense	10,546	588	12,064	2,160
Deferred tax expense:
Federal	(10,024)	—	(10,024)	—
State	(1,715)	(59)	(1,715)	(223)
Foreign	—	(23)	—	(23)
Total deferred tax benefit	(11,739)	(82)	(11,739)	(246)
Total tax expense (benefit)	$(1,193)	$506	$325	$1,914

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Federal income tax at the statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal benefit	0.8	1.8	0.9	1.8
Effect of pre-IPO pass-through income allocated to our members	(23.1)	(21.0)	(21.6)	(21.0)
Effect of permanent items	(0.7)	—	(0.2)	0.0
Other, including foreign	0.0	—	0.0	0.0
Effective income tax rate	(2.0)%	1.8%	0.1%	1.8%

The effective tax rate for the periods reflected is less than the U.S. federal tax rate on corporations primarily as a result of the Company’s status as a flow-through entity prior to October 1, 2020. The thirteen weeks and thirty-nine weeks ended October 31, 2020 includes one month of activity subject to U.S. federal and state income tax in addition to the historically reported Texas franchise tax as a result of the Reorganization Transactions. For complete annual periods on and after October 1, 2020, no portion of the Company’s income remains flow-through to the prior members of NAHC and our estimated statutory federal and state income tax rates are between 24% and 25% before adjustments for permanent differences, valuation allowances and uncertain tax positions.

Components of deferred tax assets and liabilities consist of the following:

	October 31, 2020	February 1, 2020	November 2, 2019
Deferred tax assets:
Other	$127	$220	$764
Total deferred tax assets	127	220	764

Deferred tax liabilities:
Investment in NAHC	(132,828)	—	—
Total deferred tax liabilities	(132,828)	—	—
Net deferred tax asset (liability)	$(132,701)	$220	$764

The Reorganization Transactions (see Note 1) resulted in our ownership of 100% of NAHC which continues to operate as a tax partnership. The deferred tax liability as of October 31, 2020 reflects the excess of financial statement carrying value over our tax basis in NAHC membership units measured using the federal income tax rate of 21% and our weighted average state income tax rate equal to approximately 3.8% net of federal tax benefit. For the periods ended February 1, 2020 and November 2, 2019, the net deferred tax asset is included in other noncurrent assets.
Management evaluates the realizability of deferred tax assets and the need for valuation allowances annually. As of October 31, 2020, based on current facts and circumstances, management believes that it is more likely than not the Company will realize benefit for its gross deferred tax assets.
As of October 31, 2020, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years ending 2018 through 2020, and 2017 through 2020, respectively.

13. Related Party Transactions

Monitoring Agreement
On August 3, 2011 (the "Effective Date"), we entered into a monitoring agreement (the "Monitoring Agreement"), with Kohlberg Kravis Roberts & Co. L.P. (the "Adviser") pursuant to which the Adviser provides advisory, consulting and financial services to us. In accordance with the terms of the Monitoring Agreement, we pay an aggregate annual advisory fee which increases by 5.0% annually on each anniversary of the Effective Date. The Adviser may also charge us a customary fee for services rendered in connection with securing, structuring and negotiating equity and debt financings by us. Additionally, we are required to reimburse the Adviser for any out-of-pocket expenses in connection with these services. The Monitoring Agreement continues in effect from year-to-year, unless amended or terminated by the Adviser and us.
Upon the completion of the IPO, in the third quarter of 2020 the Monitoring Agreement terminated and we accrued the final termination fee of $12.3 million. The termination fee is equal to the net present value of the advisory fees that would have been paid from the termination date through the twelfth anniversary of the Effective Date of the Monitoring Agreement. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses and the termination fee, of approximately $13.0 million and $14.8 million in each of the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and $0.9 million and $2.7 million in each of the thirteen and thirty-nine weeks ended November 2, 2019, respectively. These expenses are included in selling, general and administrative expenses in the statements of income.

Other Related Party Transactions
We paid $2.7 million to KCM for underwriting services in connection with the IPO.
KKR has ownership interests in a broad range of portfolio companies and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

Investments in Managers
There were no investments in Managers for the thirteen and thirty-nine weeks ended October 31, 2020. During the thirteen and thirty-nine weeks ended November 2, 2019, an executive of the Company purchased Redeemable Membership Units in Managers for approximately $0.1 million in cash. The cash consideration paid for the Redeemable Membership Units was concurrently contributed to NAHC by Managers in exchange for a number of NAHC Membership Units equal to the number of Redeemable Membership Units purchased.
There were no equity repurchases from Managers for the thirteen weeks ended October 31, 2020. During the thirty-nine weeks ended October 31, 2020, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. During the thirteen and thirty-nine weeks ended November 2, 2019, Managers repurchased at fair market value approximately $0.5 million of Redeemable Membership Units from a director and an executive of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director and executive.

Notes Receivable from Member and Distribution
Under NAHC's LLC agreement, certain members may require the Company to provide a tax loan on their behalf under certain circumstances. On April 10, 2019, the Company loaned $4.0 million with a note receivable issued to a member. The note receivable bears semi-annual compounding interest at 2.5% per annum with outstanding principal and interest due on April 10, 2022. This note receivable was recorded in other non-current assets on the balance sheet.
On April 5, 2018, the Company loaned $4.1 million with a note receivable issued to a member. The note receivable bears semi-annual compounding interest at 2.1%, with outstanding principal and interest due April 5, 2021. This note receivable was recorded in prepaid expenses and other current assets on the balance sheet.
On August 28, 2020, the Company made a distribution to its members of record as of August 25, 2020, of $257.0 million (see Note 10). Of the $257.0 million, $8.5 million was used to offset and satisfy the remaining balances of the notes receivable and related interest receivable from a member.

14. Commitments and Contingencies

Technology Related Commitments and Other
As of October 31, 2020, we have obligations under technology related contractual commitments as well as other commitments, such as construction commitments, in the amount of $15.2 million. Of such commitments, approximately $12.7 million is payable in the next 12 months.

Commitments Related to Monitoring Agreement
As of October 31, 2020, we have obligations under the Monitoring Agreement, which include the termination fee upon completion of the IPO, in the amount of $13.3 million, of which $13.3 million is payable in the next 12 months (see Note 13).

Financial Guarantees
During the normal course of business, we enter into contracts that contain a variety of representations and warranties and provide general indemnifications. The maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we believe the risk of loss to be remote.

Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of October 31, 2020, we have $12.8 million in related commitments through 2027, of which $7.4 million is payable in the next 12 months.

15. Subsequent Events
Our management evaluated events or transactions that occurred after October 31, 2020, through December 10, 2020, the issuance date of the financial statements, and identified the following matters to report:
IPO Over-Allotment Exercise
On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts, which included $0.3 million paid to KCM for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with the IPO. The option has expired with respect to the remaining shares. Upon completion of the over-allotment exercise, affiliates of KKR held a 68.5% ownership interest in the Company.
Debt Refinancing
On November 6, 2020, the Company issued the 2020 Notes (as defined below), entered the 2020 Term Loan Facility (as defined below), and entered into the 2020 ABL Amendment (as defined below). The Company used the net proceeds from the 2020 Notes and the net proceeds from the 2020 Term Loan Facility, together with cash on hand, to repay in full outstanding borrowings under its then-existing term loan, in the amount of $1,431.4 million. We paid KCM approximately $2.5 million with respect to the debt refinancing transactions.
2020 Notes
On November 6, 2020, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "2020 Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture"), by and among Academy, Ltd. the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (in such capacity, the "Notes Collateral Agent"). The 2020 Notes were sold in the United States to persons reasonably believed to be "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
The 2020 Notes will be fully and unconditionally guaranteed on a senior secured basis by each of NAHC, Associated Investors L.L.C. and Academy Managing Co., L.L.C., each a direct or indirect, wholly-owned subsidiary of the Company (collectively, the "Guarantors"), and each of Academy, Ltd.’s future wholly-owned domestic restricted subsidiaries, to the extent such subsidiary guarantees Academy, Ltd.’s senior secured credit facilities or certain capital markets debt.

In order to secure the 2020 Notes and the guarantees, Academy, Ltd. and the Guarantors entered into certain security documents with the Notes Collateral Agent, including a security agreement and a pledge agreement, each dated as of November 6, 2020. The 2020 Notes and the guarantees will be secured by (i) a first-priority lien on all of Academy, Ltd.’s and the Guarantors’ personal property that secure the 2020 Term Loan Facility on a first-priority basis and (ii) a second-priority lien on Academy, Ltd.’s and the Guarantors’ personal property consisting of accounts and all other rights to payment, inventory, tax refunds, cash, deposit accounts, securities and commodities accounts, and documents and supporting obligations, securing the 2020 ABL Facility (as defined below) on a first-priority basis and the 2020 Term Loan Facility on a second-priority basis (the "ABL Priority Collateral"). On November 6, 2020, (i) Academy Ltd.’s, the Guarantors party thereto, the Notes Collateral Agent, the Term Loan Agent (as defined below) and the several other parties named therein entered into a first lien intercreditor agreement as to the relative priorities of their respective security interests in the assets securing the 2020 Notes and the 2020 Term Loan Facility and certain other matters relating to the administration of security interests and (ii) the Notes Collateral Agent, the Term Loan Agent and the ABL Agent (as defined below) entered into a lien sharing and priority confirmation joinder to the ABL Intercreditor Agreement, dated as of July 2, 2015, as to the relative priorities of their respective security interests in the assets securing the 2020 Notes, the 2020 Term Loan Facility and the 2020 ABL Facility and certain other matters relating to the administration of security interests.
The 2020 Notes will mature on November 15, 2027. The 2020 Notes will pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, commencing on May 15, 2021.
On or after November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or a part of the 2020 Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or part of the 2020 Notes at a redemption price equal to 100% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a "make-whole" premium as described in the Indenture. In addition, at any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2020 Notes at a redemption price equal to 106.00% of the aggregate principal amount thereof, with an amount equal to or less than the net cash proceeds from one or more equity offerings to the extent such net cash proceeds are received by or contributed to Academy, Ltd., plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), Academy, Ltd. will be required to make an offer to repurchase all of the 2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Indenture contains certain covenants that limit the ability of Academy, Ltd. and its restricted subsidiaries to, among other things, (i) incur or guarantee additional indebtedness or issue disqualified stock and preferred stock; (ii) incur liens on assets; (iii) pay dividends or make other distributions in respect of, or repurchase or redeem, their capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make certain loans, investments or other restricted payments; (vi) engage in certain transactions with affiliates; (vii) enter into agreements restricting certain subsidiaries’ ability to pay dividends; and (viii) sell or transfer certain assets or merge or consolidate, in each case subject to certain exceptions and qualifications set forth in the Indenture.
The Indenture provides for events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in respect of the 2020 Notes, acceleration of certain other indebtedness, failure to pay certain final judgments, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the 2020 Notes and certain events of bankruptcy or insolvency, which events of default, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding 2020 Notes to be due and payable immediately.
2020 Term Loan Facility
On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, entered into the Second Amended and Restated Credit Agreement (the "2020 Term Loan Agreement"), with Credit Suisse AG, Cayman Island Branch ("Credit Suisse"), as the administrative agent and collateral agent (the "Term Loan Agent"), the several lenders from time to time parties thereto and the several other parties named therein, which established a new $400.0 million first lien term loan facility.

The 2020 Term Loan Facility will mature on November 6, 2027. The 2020 Term Loan Facility bears interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of approximately $1.0 million are required through September 30, 2027, with the balance due in full on the maturity date of November 6, 2027. The terms and conditions of the 2020 Term Loan Facility also require that outstanding loans under the 2020 Term Loan Facility are prepaid under certain circumstances.
The 2020 Term Loan Facility will be guaranteed by the Guarantors on a senior secured basis. All obligations under the 2020 Term Loan Facility and the guarantees of those obligations will be secured by (i) a second-priority security interest in the ABL Priority Collateral and (ii) a first-priority security interest in, and mortgages on, substantially all present and after acquired tangible and intangible assets of Academy, Ltd. and the Guarantors and a first-priority pledge of 100% of the capital stock of Academy, Ltd. and its domestic subsidiaries and 66% of the voting capital stock of each of Academy, Ltd.’s foreign subsidiaries, if any, that are directly owned by Academy, Ltd. or a future U.S. guarantor, if any.
The 2020 Term Loan Agreement contains certain covenants that limit the ability of Academy, Ltd. and its restricted subsidiaries to, among other things, (i) incur or guarantee additional indebtedness or issue disqualified stock and preferred stock; (ii) incur liens on assets; (iii) pay dividends or make other distributions in respect of, or repurchase or redeem, their capital stock; (iv) prepay, redeem or repurchase certain debt; (v) make certain loans, investments or other restricted payments; (vi) engage in certain transactions with affiliates; (vii) enter into agreements restricting certain subsidiaries’ ability to pay dividends; (viii) sell or transfer certain assets or merge or consolidate and (ix) amend material documents, in each case subject to certain exceptions and qualifications set forth in the 2020 Term Loan Agreement.
The 2020 Term Loan Agreement contains customary events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control.
2020 ABL Facility
On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, entered into an amendment (the "2020 ABL Amendment") to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the "ABL Agent") and the several lenders party thereto, which ABL Amendment, among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder (the "2020 ABL Facility") to November 6, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors," and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "will," "seek," "foreseeable," the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's final prospectus dated October 1, 2020 (the "Prospectus"), as filed with the Securities and Exchange Commission (the "SEC") on October 2, 2020 pursuant to Rule 424(b)(4) under the Securities Act, and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov, and also include the following:
•overall decline in the health of the economy and consumer discretionary spending;
•our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•intense competition in the sporting goods and outdoor recreation retail industries;
•the impact of COVID-19 on our business and financial results;
•our ability to safeguard sensitive or confidential data relating to us and our customers, team members and vendors;
•risks associated with our reliance on internationally manufactured merchandise;
•our ability to comply with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products;
•claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;
•harm to our reputation;
•our ability to operate, update or implement our information technology systems;
•risks associated with disruptions in our supply chain and losses of merchandise purchasing incentives;
•any failure of our third-party vendors of outsourced business services and solutions;
•our ability to successfully continue our store growth plans or manage our growth effectively, or any failure of our new stores to generate sales and/or achieve profitability;
•risks associated with our e-commerce business;
•risks related to our owned brand merchandise;
•any disruption in the operation of our distribution centers;
•quarterly and seasonal fluctuations in our operating results;
•the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest;
•our ability to protect our intellectual property and avoid the infringement of third-party intellectual property rights;
•our dependence on our ability to meet our labor needs;

•the geographic concentration of our stores;
•fluctuations in merchandise costs and availability;
•our ability to manage the growth of our business;
•our ability to retain key executives;
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses;
•payment-related risks;
•the effectiveness of our marketing and advertising programs;
•our substantial indebtedness; and
•our sponsor (affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR")) controls us and their interests may conflict with ours or yours in the future.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.
Any forward-looking statement made by us in this Quarterly Report speaks only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
All references to "Academy," "Academy Sports + Outdoors," "we," "us," "our" or the "Company" in this Quarterly Report refer to (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended October 31, 2020 and our audited financial statements for the fiscal year ended February 1, 2020 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.
This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" sections of the Prospectus and this Quarterly Report.
Any reference in this Quarterly Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Any reference in this Quarterly Report to the "current quarter", "2020 third quarter" or similar reference refers to the thirteen week period ended October 31, 2020, and any reference in this Quarterly Report to the "prior year quarter", "2019 third quarter" or similar reference refers to the thirteen week period ended November 2, 2019. Any reference in this Quarterly Report to "current year-to-date", "year-to-date 2020" or similar reference represents the thirty-nine week period ended October 31, 2020, and any reference in this Quarterly Report to "prior year-to-date", "year-to-date 2019" or similar reference represents the thirty-nine week period ended November 2, 2019. Unless otherwise specified, all comparisons regarding the current quarter 2020 are made to the corresponding quarter of 2019.

All statements in this Quarterly Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Overview
We are one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All” and fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our broad and localized assortment appeals to all ages, incomes and aspirations, including beginning and advanced athletes, families enjoying outdoor recreation, and enthusiasts pursuing their passion for sports and the outdoors.
We sell a range of sporting and outdoor recreation products, including sporting equipment, apparel, footwear, camping gear, patio furniture, outdoor cooking equipment, and hunting and fishing gear, among many others. Our strong merchandise assortment is anchored by our broad offering of year-round items, such as fitness equipment and apparel, work and casual wear, folding chairs, wagons and tents, training and running shoes, and coolers. We also carry a deep selection of seasonal items, such as sports equipment and apparel, seasonal wear and accessories, hunting and fishing equipment and apparel, patio furniture, trampolines, play sets, bicycles, and severe weather supplies. We provide locally relevant offerings, such as crawfish boilers in Louisiana, licensed apparel for area sports fans, baits and lures for area fishing spots, and beach towels in coastal markets. Our value-based assortment also includes exclusive products from our portfolio of 17 owned brands.
As of October 31, 2020, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by over 20,000 team members, three distribution centers, and our rapidly growing e-commerce platform, www.academy.com. We are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our buy-online-pickup-in-store ("BOPIS") program, which we launched in 2019.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Beginning stores	259	253
Q1 new stores	—	1
Q2 new stores	—	2
Q3 new stores	—	5
Closed	—	(2)
Ending stores	259	259

Relocated stores	—	—

Trends and Other Factors Affecting Our Business
Various trends and other factors affect or have affected our operating results, including:
Overall Economic Trends. All of our sales are generated within the United States, making our results of operations highly dependent on the U.S. economy and U.S. consumer discretionary spending. Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include, but are not limited to: health of the economy; consumer confidence in the economy; financial market volatility; wages, jobs and unemployment trends; the housing market, including real estate prices and mortgage rates; consumer credit availability; consumer debt levels; gasoline and fuel prices; interest rates and inflation; tax rates and tax policy; immigration policy; import and customs duties/tariffs and policy; impact of natural or man-made disasters; legislation and regulations; international unrest, trade disputes, labor shortages, and other disruptions to the supply chain; changes to raw material and commodity prices; national and international security and safety concerns; and impact any of public health pandemics. Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us. See the section of this Quarterly Report entitled "Impact of COVID-19 on Our Business."
Consumer Preferences and Demands. The level of success we achieve is dependent on, among other factors, how accurately and timely we predict consumer tastes and preferences regarding sporting goods and outdoor recreation merchandise, the level of consumer demand, the availability of merchandise, and the competitive environment. Our products must appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. We must identify, obtain supplies of, and offer to our customers, attractive and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand as we often purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our products, we may be faced with excess inventories for some products. We utilize a variety of measures to help us identify products that are relevant to our customer base and to better understand changing customer trends, such as social media analysis, internet search analytics, internal customer insights and vendor intelligence.
Strategic Inventory Management. We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 1.96x in the year-to-date 2019 to 2.79x in the year-to-date 2020. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis. During the year-to-date 2020, we experienced significant inventory reductions from high sell-through during the period. We expect to use cash to replenish such inventory throughout the rest of the current fiscal year, which we expect will impact our net cash provided by operating activities for the fourth quarter of 2020.

Value Strategy. We offer a broad assortment of products at competitive prices that offer extraordinary value. Our in-store experience includes value-added customer service delivered by our highly trained and passionate staff, such as free assembly of certain products (such as bicycles, grills, and bows), fitness equipment demonstrations, issuances and renewals of hunting and fishing licenses, fishing line spooling and assisting customers with carrying bulk items to the car, among others. Our goal is to consistently offer better value than our peer retailers. Our value-based pricing gives us an advantage over the specialty retailers and other large format retailers, who typically offer their more limited assortment at premium prices. Our broad assortment gives us an advantage over mass general merchants who typically do not carry the leading national brands sold at Academy. We have also continued to add owned brand products to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. A shift in our sales mix in which we sell more units of our owned brand products and fewer units of the national brand products would generally have a positive impact on our gross margin but an adverse impact on our total net sales.
E-commerce/BOPIS. We expect that the expansion and enhancement of our omnichannel capabilities will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce website and drive increased online sales conversion. Our improved website also supports our stores with digital marketing and our BOPIS program. In the thirty-nine weeks ended October 31, 2020 and November 2, 2019, BOPIS accounted for approximately 50% and 15%, respectively, of our e-commerce sales and approximately 5% and 1%, respectively, of total merchandise sales for such periods. Our website also allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. Our website is also a platform for marketing and product education, allowing us to connect further with our customers. We believe it is important that we continue to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during the year-to-date 2020. It is, however, difficult to ascertain with precision what portion of our increased e-commerce sales during the year-to-date 2020 was attributable to the COVID-19 pandemic as compared to such recent enhancements. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including BOPIS, will continue to require significant investments by us.
Competition. The U.S. sporting goods and outdoor recreation retail industries are highly competitive and fragmented. We compete with specialty footwear and outdoor retailers, traditional sporting goods stores, large format sporting goods stores, mass general merchants and catalogue and internet retailers. This competition takes place both in physical retail locations and online. Some of our competitors may be significantly larger and have substantially greater resources than us. Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Traditional competitors have become increasingly promotional and, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. We may require significant capital in the future to sustain or grow our business, including our store and e-commerce activities, due to increased competition.
Sourcing and Supply Chain Management. For our business to be successful, our suppliers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Competition for resources throughout the supply chain, such as production and transportation capacities, has increased. Trends affecting the supply chain include the impact of fluctuating prices of labor and raw materials on our suppliers, as well as the impact of the COVID-19 pandemic. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. Changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations. In addition, the announcement or imposition of any new or increased tariffs, duties or taxes as a result of trade or political tensions between the United States and other countries or otherwise could adversely affect our supply chain. In recent years, the Trump administration imposed multiple rounds of tariffs on exports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to net sales and/or gross margin. On January 15, 2020, President Trump signed Phase I of a new trade agreement with China, signaling potential resolution between the two countries to the ongoing trade war in 2020. However, no significant modifications have been enacted to date, relative to the escalated tariffs which impact our business.

New Store Openings. We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider and we expect to open eight to 10 new stores per year, starting in 2022, similar to our growth rates from 2018 through 2019. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal team member costs at the time of a new store opening associated with set-up and other opening costs. Most of our stores achieve profitability within the first twelve months of opening a store. We believe our real estate strategy has positioned us well for further expansion. However, our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to new stores in existing markets. We may have to broaden our assortment to merchandise more locally as we grow into newer markets. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which, together with increased marketing costs, affects our operating income and net income.
Interim Results and Seasonality. Our business is subject to seasonal fluctuations. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter.
53rd Week. We operate on the retail industry’s 4-5-4 calendar. The 4-5-4 calendar is a guide for retailers that ensures sales comparability between years by dividing the year into months based on a 4 weeks – 5 weeks – 4 weeks format. Every five to six years a week is added to the 4-5-4 fiscal calendar.
Impact of COVID-19 on Our Business
The outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, continues to affect our business, as well as our customers, team members and suppliers, and has resulted in federal, state and local governmental authority safety recommendations and requirements aimed at mitigating the spread of the virus, such as stay-at-home orders, prohibitions of large group gatherings, travel restrictions and closures of certain businesses. The scope and nature of these impacts continue to evolve on a daily basis, including with a potential resurgence in COVID-19 cases in the 2020 fourth quarter and beyond.
In response to these restrictions, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a regular basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, wearing face coverings, limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures. We also incurred temporary wage premiums and additional sick time for our active store and distribution center team members. To mitigate the cost of these measures, during the thirteen weeks ended May 2, 2020, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our 2018 ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. We shortened the operating hours of our stores and fully closed six stores at some point during the thirteen weeks ended May 2, 2020, only one of which was closed for more than a week. We have also reduced, deferred or cancelled planned capital expenditures, primarily related to store remodels, have worked with our business partners to modify vendor and landlord payments and terms, and reduced near term marketing. Our temporary furlough period ended by June 8, 2020 for all of our store, distribution center and corporate team members, and on June 25, 2020, we completed repaying the $500 million draw on the 2018 ABL Facility. All three of our distribution centers remained open during the year-to-date 2020, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.

The impact of the pandemic and actions taken in response to it had varying effects on our results of operations, as further discussed below, and our business has been especially unpredictable during the year-to-date 2020. However, as an essential retailer, we have been able to serve our customers as their needs evolved during the pandemic. In early March 2020, we saw the acceleration of sales in specific categories, such as outdoor cooking, camping, shooting sports and hunting. Later in the first quarter, customers realized they needed to find ways to entertain their families and stay fit while schools and gyms closed, so they turned to us for isolated recreation, outdoor and leisure activities that we support, and as a result, we saw increased sales of weights, yoga mats, treadmills, indoor bicycles, fishing, hunting and camping gear, backyard and driveway games, trampolines, patio seating and grills. We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products will continue for the duration of the pandemic and will result in a long-term increase to our customer base. At the same time, during the first quarter 2020 we experienced decreased sales of certain of our offerings, primarily for apparel and footwear, and had to from time to time cancel certain of our purchase orders for these products.
We believe that our consumers feel comfortable visiting our stores due to the fact that we have big-box stores and curbside pick-up availability for online orders, making it easier to socially distance, and that we are not in, or tethered to, malls, as customers seek to avoid crowded spaces. We also saw a significant increase in customers purchasing our products through omnichannel platforms, specifically as customers increasingly take advantage of our curbside pickup service, which we launched during the first quarter 2020.
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, the development of vaccines to mitigate the risk of COVID-19, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and its resurgence, including the anticipated duration. See the section of the Prospectus entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."
How We Assess the Performance of Our Business
Our management considers a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate projections. These metrics include operational measures and non-GAAP metrics supplemental to our GAAP results.
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through BOPIS. For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store. Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than 13 months.

Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish and award discretionary annual incentive compensation, to report our compliance with certain covenants in our debt agreements, and to compare our performance against that of other peer companies using similar measures. See "Non-GAAP Measures" below.
E-commerce Penetration. E-commerce penetration is defined as total e-commerce merchandise sales (which includes BOPIS) divided by total Company merchandise sales.
Components of Our Results of Operations
Our profitability is primarily influenced by fluctuations in net sales, gross margin and our ability to leverage selling, general and administrative expenses.
Net Sales. Net sales are derived from in-store and e-commerce merchandise sales, net of sales tax and an allowance for merchandise returns.
Net sales fluctuations can be driven by new store openings, comparable sales increases or decreases including e-commerce sales, our ability to adjust inventory based on sales fluctuations, our management of vendor relations and meeting customer demand, allowances and logistics, seasonality, unseasonal or extreme weather, changes in consumer shopping preferences, consumer discretionary spending, and market and sales promotions.
Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of payroll and benefits, occupancy costs and freight and are generally variable in nature relative to our sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including owned brand merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including commodity costs, freight costs, shrinkage and inventory processing costs and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers. We expect that our SG&A expenses will increase in future periods due to our continuing growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a newly public company.
Income Tax Expense (Benefit). Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the financial statements included in this Quarterly Report) completed on October 1, 2020, as described further in the Prospectus, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.

Results of Operations

Thirteen Weeks Ended October 31, 2020 Compared to Thirteen Weeks Ended November 2, 2019
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	October 31, 2020		November 2, 2019		Dollars	Percent
Net sales	$1,349,076	100.0%	$1,145,203	100.0%	$203,873	17.8%
Cost of goods sold	908,565	67.3%	782,781	68.4%	125,784	16.1%
Gross margin	440,511	32.7%	362,422	31.6%	78,089	21.5%
Selling, general and administrative expenses	358,955	26.6%	309,246	27.0%	49,709	16.1%
Operating income	81,556	6.0%	53,176	4.6%	28,380	53.4%
Interest expense, net	22,399	1.7%	24,585	2.1%	(2,186)	(8.9)%
Other (income) expense, net	764	0.1%	(467)	0.0%	1,231	NM
Income before income taxes	58,393	4.3%	29,058	2.5%	29,335	101.0%
Income tax expense (benefit)	(1,193)	(0.1)%	506	0.0%	(1,699)	NM
Net income	$59,586	4.4%	$28,552	2.5%	$31,034	108.7%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $203.9 million, or 17.8%, in the 2020 third quarter over the prior year third quarter due to an increase in comparable sales of 16.5%, as well as additional net sales generated by new locations. As of the end of the 2020 third quarter, we had the full benefit of five stores opened during the prior year quarter. Collectively, these stores accounted for a net $13.6 million increase in net sales for the 2020 third quarter.
The 16.5% increase in comparable sales resulted from favorable results across most of our merchandise divisions. The sports and recreation division sales increased as a result of various products such as fitness equipment and accessories, bikes, barbecues and grills, golf and outdoor games. The increase in the outdoors division was primarily driven by strong sales in firearms, ammunition, fishing, hunting and shooting sports products. The footwear division sales increased due to increases in the athletic and work footwear categories which were partially offset by declines in team sports footwear sales. The apparel division decreased as a result of declines in sales of licensed apparel resulting from the Astros World Series appearance in the prior year which were partially offset by increases in athletic, outdoor and seasonal, and youth apparel. We believe our merchandise division sales continue to be impacted by the COVID-19 pandemic which has caused increases in popularity in our outdoors and sports and recreation merchandise divisions as demand has increased in the merchandise categories that provide customers with isolated recreation, outdoor and leisure activities. Additionally we believe that the substantial increase in e-commerce sales described below and ongoing improvements to our business, such as enhancements to our merchandise planning and allocation capabilities that began in February 2019 and the launch of the Academy Credit Card in May 2019, together with our big-box store format and the implementation of a number of safety measures within our stores in response to COVID-19 that helped facilitate our customers' ability to obtain the products they sought in a safe manner, contributed to the increase in comparable sales during this period.
E-commerce net sales increased $49.5 million, or 95.9%, in the 2020 third quarter compared to the prior year third quarter and represented 7.5% of merchandise sales for the 2020 third quarter compared to 4.5% in the prior year. This increase was driven by a change in consumer shopping preferences resulting from the COVID-19 pandemic. Additionally, enhancements to our e-commerce platform, including the introduction of buy-online-pickup-in-store ("BOPIS") at the end of the 2019 second quarter and rapid development of curbside fulfillment to further support BOPIS in the 2020 first quarter contributed to the increase in e-commerce sales.

Gross Margin. Gross margin increased $78.1 million, or 21.5%, to $440.5 million in the 2020 third quarter from $362.4 million in the 2019 third quarter. As a percentage of net sales, gross margin increased 1.1% from 31.6% in the 2019 third quarter to 32.7% in the 2020 third quarter. The increase of 110 basis points in gross margin is primarily attributable to:
•106 basis points of favorability in merchandise margins from less clearance activity and lower markdowns.

Selling, General and Administrative Expenses. SG&A expenses increased $49.7 million to $359.0 million in the 2020 third quarter as compared to $309.2 million in the 2019 third quarter. As a percentage of net sales, SG&A expenses were down 0.4% to 26.6% in the 2020 third quarter compared to 27.0% in the 2019 third quarter. The decrease of 40 basis points in SG&A is primarily attributable to:
•165 basis point decrease in property and facility fees as a result of leveraging costs on increased sales;
•58 basis point decrease in advertising as a result of favorable leveraging of costs on increased sales and reduced marketing and promotional activities; partially offset by
•94 basis point increase in employee costs, primarily driven by increased incentive compensation expense and incremental expenses resulting from the expensing of certain share-based awards in connection with the completion of the IPO; and
•87 basis point increase in professional fees driven by the expensing of fees related to the termination of our monitoring agreement which occurred upon completion of the IPO.

Interest Expense. Interest expense decreased $2.2 million, or 8.9%, in the 2020 third quarter when compared with the 2019 third quarter, primarily as a result of lower interest rates and a reduction in outstanding principal balance on our term loan from current year principal repurchases.

Other (Income) Expense, net. Other (income) expense, net decreased $1.2 million in the 2020 third quarter when compared with the 2019 third quarter caused by a portion of the underlying cash flows related to $100.0 million of swap notional principal amount which were no longer probable of occurring and resulted in the immediate recognition of $1.3 million of expense.

Income Tax Expense (Benefit). Income tax expense decreased $1.7 million to an income tax benefit of $1.2 million in the 2020 third quarter as compared to an income tax expense of $0.5 million in the 2019 third quarter. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. For periods subsequent to the Reorganization Transactions, we incurred a pre-tax loss as a result of incremental equity compensation expense in connection with the IPO and the termination of the Monitoring Agreement, which resulted in a net tax benefit for the thirteen weeks ended October 31, 2020.

Thirty-Nine Weeks Ended October 31, 2020 Compared to Thirty-Nine Weeks Ended November 2, 2019
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	October 31, 2020		November 2, 2019		Dollars	Percent
Net sales	$4,091,797	100.0%	$3,459,405	100.0%	$632,392	18.3%
Cost of goods sold	2,856,840	69.8%	2,398,783	69.3%	458,057	19.1%
Gross margin	1,234,957	30.2%	1,060,622	30.7%	174,335	16.4%
Selling, general and administrative expenses	955,591	23.4%	923,418	26.7%	32,173	3.5%
Operating income	279,366	6.8%	137,204	4.0%	142,162	103.6%
Interest expense, net	70,487	1.7%	77,171	2.2%	(6,684)	(8.7)%
Gain on early retirement of debt, net	(7,831)	(0.2)%	(42,265)	(1.2)%	34,434	(81.5)%
Other (income), net	(857)	0.0%	(1,921)	(0.1)%	1,064	(55.4)%
Income before income taxes	217,567	5.3%	104,219	3.0%	113,348	108.8%
Income tax expense	325	0.0%	1,914	0.1%	(1,589)	(83.0)%
Net income	$217,242	5.3%	$102,305	3.0%	$114,937	112.3%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales increased $632.4 million, or 18.3%, for the year-to-date 2020 compared to the year-to-date 2019 as a result of increased comparable sales of 16.1% and additional net sales generated by new locations. As of the end of the 2020 third quarter, we had a full benefit of a net six stores opened during the prior year-to-date. Collectively, these stores accounted for a net $73.6 million increase in net sales for the year-to-date 2020.
The 16.1% increase in comparable sales resulted from strong performances in the outdoors merchandise division and the sports and recreation merchandise division, partially offset by declines the apparel and footwear merchandise divisions, respectively. The effects of the COVID-19 pandemic during the year-to-date 2020 have caused significant increases in popularity of isolated recreation, outdoor and leisure activities that we believe have driven the increases in our outdoors and sports and recreation merchandise divisions. Likewise, we believe the decreases in our apparel and footwear merchandise divisions were predominately driven by a temporary but significant shift in customer behavior at the substantial beginning of the COVID-19 pandemic, which saw customers purchasing primarily isolated recreation, outdoor and leisure activity products in addition to "essential items." The outdoors division increase was driven primarily by strong sales in firearms, ammunition, fishing, hunting and shooting sports products. The sports and recreation division sales increased as a result of various products such as fitness equipment and accessories, bikes, barbecues and grills, patio and watersports, trampolines, outdoor games and play sets. These increases were partially offset by declining sales in the team sports category. The apparel division decreased as a result of declines in licensed apparel resulting from the Astros World Series appearance in the prior year, outdoor apparel and seasonal apparel products, partially offset by increases in the athletic apparel products. The footwear division sales decreased due to declines in the team sports category and the work, casual and youth category, which were partially offset by an increase in athletic footwear. We believe that the substantial increase to e-commerce sales described below and the ongoing improvements to our business, such as enhancements to our merchandising planning and allocation capabilities that began in February 2019 and the launch of the Academy Credit Card in May 2019, together with our big-box store format and the implementation of a number of safety measures within our stores in response to the COVID-19 pandemic that helped facilitate our customers' ability to obtain the products they sought in a safe manner, contributed to the increase in comparable sales this year-to-date.
E-commerce net sales increased $270.1 million, or 208.6%, for the current year-to-date compared to the prior year-to-date and represented 9.8% of merchandise sales for the current year-to-date compared to 3.8% in the prior year-to-date. This increase was driven by a change in consumer shopping preferences and sales restrictions resulting from the COVID-19 pandemic. Additionally, enhancements to our e-commerce platform, including the introduction of BOPIS at the end of the 2019 second quarter and rapid development of curbside fulfillment to further support BOPIS in the year-to-date 2020 contributed to the increase in e-commerce sales.

Gross Margin. Gross margin increased $174.3 million, or 16.4%, to $1,235.0 million for the year-to-date 2020 from $1,060.6 million for the year-to-date 2019. As a percentage of net sales, gross margin decreased 0.5% from 30.7% for the year-to-date 2019 to 30.2% in the year-to-date 2020. The decrease of 50 basis points in gross margin is primarily attributable to:
•43 basis points of unfavorability related to import freight as a result of increased duties on products sold;
•37 basis points of unfavorability as a result of decreased vendor allowances, including new store allowances; partially offset by
•30 basis points of favorability related to inventory overhead expenditures as a result of less expenses capitalized during the first half of 2020, which are primarily wage related, due to temporary workforce furloughs and wage cuts during the first half of 2020.

Selling, General and Administrative Expenses. SG&A expenses increased $32.2 million, or 3.5%, to $955.6 million in the year-to-date 2020 from $923.4 million in the year-to-date 2019. As a percentage of net sales, SG&A expenses were down 3.3% to 23.4% in the year-to-date 2020 compared to 26.7% in the year-to-date 2019. The decrease of 330 basis points in SG&A is primarily attributable to:
•171 basis point decrease in property and facility fees as a result of leveraging costs on increased sales and decreased depreciation costs;
•96 basis point decrease in advertising due to favorable leveraging of costs on increased sales and reduced marketing and promotional activities; and
•78 basis point decrease in employee costs from leveraging costs on increased sales, partially offset by increased incentive compensation expense and incremental expenses resulting from the expensing of certain share-based awards in connection with the completion of the IPO.

Gain on early retirement of debt, net. Gain on early retirement of debt, net decreased $34.4 million, or 81.5%, to $7.8 million from $42.3 million in the prior year-to-date. During the year-to-date 2020, we repurchased $23.9 million in principal on the 2015 Term Loan Facility, which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million. During the year-to-date 2019, we repurchased $147.7 million in principal on the 2015 Term Loan Facility, which was trading at a discount in open market transactions for $104.6 million and recognized a net gain of $42.3 million.

Interest Expense. Interest expense decreased $6.7 million, or 8.7%, in the year-to-date 2020 when compared to the year-to-date 2019, primarily as a result of a lower outstanding principal balance and interest rates on our term loan from prior year and current year principal repurchases of $147.7 million and $23.9 million, respectively, partially offset by higher interest on our ABL facility due to a higher average outstanding balance.

Other (Income) Expense, net. Other income decreased $1.1 million in the year-to-date 2020 when compared to the year-to-date 2019 caused by a portion of the underlying cash flows related to $100.0 million of swap notional principal amount which were no longer probable of occurring and resulted in the immediate recognition of $1.3 million of expense.
Income Tax Expense. Income tax expense decreased $1.6 million to $0.3 million in the year-to-date 2020 as compared to $1.9 million in the year-to-date 2019. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. The increase in our federal income tax effective rate upon completion of the Reorganization Transactions was largely offset by a net tax benefit for the third quarter of 2020, which resulted from a pre-tax loss subsequent to the Reorganization Transactions caused by incremental costs, including equity compensation expense, in connection with the IPO and the termination of the Monitoring Agreement.

Non-GAAP Measures
We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, Adviser monitoring fees, stock based compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, inventory write-down adjustments associated with strategic merchandising initiative and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, Adviser monitoring fees, stock based compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, inventory write-down adjustments associated with strategic merchandising initiative and other adjustments, less the tax effect of these adjustments. We define Pro Forma Adjusted Net Income as Adjusted Net Income less the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation. We define basic Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We define these adjustments reconciling net income (loss) to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share in the applicable table below. We define Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe these adjustments by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
Adjusted EBITDA, Adjusted Net Income, Pro-Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management believes Adjusted Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. Management uses Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.
Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or net cash provided by operating activities as a measure of liquidity, or any other performance measures derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by primarily relying on our GAAP results in addition to using Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow supplementally.

Our Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, and Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our debt;
•Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted Free Cash Flow do not reflect cash requirements for such replacements; and
•other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.

Adjusted EBITDA
The following table provides reconciliations of net income (loss) to Adjusted EBITDA for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$59,586	$28,552	$217,242	$102,305
Interest expense, net	22,399	24,585	70,487	77,171
Income tax expense	(1,193)	506	325	1,914
Depreciation, amortization and impairment	25,567	29,596	79,718	88,693
Consulting fees (a)	102	237	194	3,517
Adviser monitoring fee (b)	12,953	937	14,793	2,697
Equity compensation (c)	23,359	1,405	27,049	5,872
Gain on early extinguishment of debt, net	—	—	(7,831)	(42,265)
Severance and executive transition costs (d)	—	1,237	4,137	1,237
Costs related to the COVID-19 pandemic (e)	—	—	17,632	—
Other (f)	2,965	1,704	4,894	4,455
Adjusted EBITDA	$145,738	$88,759	$428,640	$245,596

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 13 to the financial statements included in this Quarterly Report).
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions.

(f)
Other adjustments include (representing deductions or additions to Adjusted EBITDA) amounts that management believes are not representative of our operating performance, including investment income, installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's members and our omnibus incentive plan, store exit costs and other costs associated with strategic cost savings and business optimization initiatives.

Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$59,586	$28,552	$217,242	$102,305
Consulting fees (a)	102	237	194	3,517
Adviser monitoring fee (b)	12,953	937	14,793	2,697
Equity compensation (c)	23,359	1,405	27,049	5,872
Gain on early extinguishment of debt, net	—	—	(7,831)	(42,265)
Severance and executive transition costs (d)	—	1,237	4,137	1,237
Costs related to the COVID-19 pandemic (e)	—	—	17,632	—
Other (f)	2,965	1,704	4,894	4,455
Tax effects of these adjustments (g)	(71)	(10)	(109)	44
Adjusted Net Income	98,894	34,062	278,001	77,862
Estimated tax effect of change to C-Corporation status (h)	(25,147)	(8,472)	(69,410)	(19,535)
Pro Forma Adjusted Net Income	$73,747	$25,590	$208,591	$58,327

Pro Forma Adjusted Earnings per Share
Basic	$0.96	$0.35	$2.82	$0.80
Diluted	$0.91	$0.34	$2.70	$0.78
Weighted average common shares outstanding
Basic (1)	76,771	72,484	73,908	72,480
Diluted (1)	80,714	75,201	77,171	74,766
(1) See Retrospective Presentation of Ownership Exchange in Note 2 to the financial statements.

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 13 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions.

(f)
Other adjustments include (representing deductions or additions to Adjusted Net Income) amounts that management believes are not representative of our operating performance, including investment income, installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's members and our omnibus incentive plan, store exit costs and other costs associated with strategic cost savings and business optimization initiatives.

(g)	Represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.
(h)	Represents the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation, upon which we became subject to federal income taxes.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net cash provided by (used in) operating activities	$83,597	$(9,205)	$857,218	$94,756
Net cash provided by (used in) investing activities	60	(20,812)	(13,790)	(52,579)
Adjusted Free Cash Flow	$83,657	$(30,017)	$843,428	$42,177

Liquidity and Capital Resources

Sources and Uses of Liquidity
Historically, our principal sources of cash have included:
•cash generated from operating activities;
•issuances of debt securities; and
•borrowings under term loan and ABL credit facilities.

Our historical uses of cash have been associated primarily with:
•operating activities such as the purchase and growth of inventory, expansion of our sales and marketing activities and other working capital needs;
•capital improvements and support of expansion plans, as well as various investments in store remodeling, store fixtures and on-going infrastructure improvements;
•paying debt obligations and related interest expense;
•paying partnership distributions to our members; and
•fluctuations in working capital due to timing differences of cash receipts and cash disbursements.
On October 31, 2020, our cash and cash equivalents totaled $869.7 million.
We are focused on navigating the recent challenges presented by COVID-19 through the preservation of our long-term liquidity and management of cash flow through preemptive actions to enhance our ability to meet our short-term liquidity needs. During the year-to-date 2020, we have taken various cost cutting measures to maximize operational cash flows (see "Impact of COVID-19 on Our Business" in the MD&A). Such actions include, but are not limited to, reduction of discretionary spending, deferring or cancelling our planned expenses, revisiting and reprioritizing our strategic investments, and reducing our payroll costs, including temporary team member furloughs, workforce reductions and pay cuts.
On August 28, 2020, we paid a $257.0 million one-time special distribution to our members of record as of August 25, 2020, $248.0 million of which was paid with cash on hand and the remainder of which was distributed through an offset of outstanding loans receivable from a member as well as state income tax withholdings made on behalf of NAHC's members. Related cash payments of $20.7 million to vested share-based award holders was paid through October 31, 2020 and an additional $12.1 million of payments will be made to unvested share-based award holders as the related awards vest (see "Distribution" in Note 10 to the financial statements included in this Quarterly Report).
On October 6, 2020, we completed our IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value, to the IPO underwriters for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) that resulted in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO, such as legal and accounting fees (see "Initial Public Offering and Reorganization Transactions" in Note 1 to the financial statements included in this Quarterly Report). The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File No. 333-248683, which was declared effective by the Securities and Exchange Commission on October 1, 2020).
Subsequent to the third quarter, on November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts (see "Initial Public Offering and Reorganization Transactions" in Note 1 to the financial statements included in this Quarterly Report), which included $0.3 million paid to KCM, for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with our IPO. The option has expired with respect to the remaining shares (see Note 15 to the financial statements included in this Quarterly Report).
Subsequent to the third quarter, on November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "2020 Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan facility (the "2020 Term Loan Facility"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility") (see Note 15 to the financial statements included in this Quarterly Report). We used the net proceeds from the 2020 Notes and the net proceeds from the 2020 Term Loan Facility, together with cash on hand, to repay in full our existing term loan, in the amount of $1,431.4 million (see Note 15 to the financial statements included in this Quarterly Report).
We expect to use existing cash balances, internally generated cash flows, and available borrowings under the 2020 ABL Facility to fund anticipated capital expenditures, working capital needs and scheduled debt service costs and maturities over at least the next twelve months. The 2020 ABL Facility provides for these financing needs and other general corporate purposes, as well as to support certain letter of credit requirements. We may continue to use the 2020 ABL Facility to repay debt under the 2020 Term Loan Facility. Availability under the 2020 ABL Facility is subject to customary asset-backed loan borrowing base and availability provisions. Amounts outstanding under the 2020 ABL Facility may fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Our availability under the 2020 ABL Facility during the peak borrowing days of the year-to-date 2020 was ample to support our operations and service our requirements.
Liquidity information related to our ABL facility is as follows for the periods shown (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Average funds drawn	$168,864	$34,891
Number of days with outstanding balance	99	151
Maximum daily amount outstanding	$500,000	$147,100
Minimum available borrowing capacity	$161,089	$771,750

Liquidity information related to our ABL facility (amounts in thousands) as of:

	October 31, 2020	February 1, 2020	November 2, 2019
Outstanding borrowings	$—	$—	$44,300
Issued letters of credit	$21,112	$15,927	$14,427
Available borrowing capacity	$844,712	$827,404	$941,273

Capital Expenditures. We expect capital expenditures for fiscal year 2020 to be approximately $46.6 million. Approximately 65% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in existing stores and distribution centers is expected to account for approximately 30% of the planned cash outflow and the remaining 5% is expected to be utilized through investments in store remodels. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$857,218	$94,756
Net cash used in investing activities	(13,790)	(52,579)
Net cash used in financing activities	(123,088)	(74,330)
Net increase (decrease) in cash and cash equivalents	$720,340	$(32,153)

Operating Activities. Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, non-cash lease expense, equity compensation, amortization of deferred loan and other costs, non-cash gain on early retirement of debt, net, and changes in assets and liabilities, loss on swaps from debt refinancing and deferred income taxes. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.
Cash provided by operating activities in the year-to-date 2020 increased $762.5 million, compared to the year-to-date 2019. This increase in cash was attributable to:
•$599.1 million net increase in cash flows provided by operating assets and liabilities;
•$114.9 million increase in net income; and
•$48.4 million increase in non-cash charges.

The increase in cash flows from operating assets and liabilities for the year-to-date 2020 compared to the year-to-date 2019 was primarily attributable to:
•$214.5 million decrease in merchandise inventories, net due to inventory reductions from high sell through in the current year-to-date, coupled with an increase in inventory during the prior year; and
•$340.1 million increase in accounts payable related to increased inventory receipts in recent months and extensions of vendor payment terms.

The increase from non-cash charges for the year-to-date 2020 compared to the year-to-date 2019 was primarily caused by:
•$34.4 million decrease in non-cash gains on the early retirement of debt, net resulting from lower current year-to-date principal repurchases of portions of our 2015 Term Loan Facility;
•$21.2 million increase in stock compensation expense, which includes approximately $19.9 million of stock compensation associated with the expensing of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO;
•$12.4 million increase in non-cash lease expense due to timing of rent payments and 46 lease extensions executed during the year-to-date 2020; partially offset by
•$11.5 million decrease related to increased deferred income tax accruals as a result of the Company becoming subject to federal income taxes in connection with the Reorganization Transactions; and
•$9.0 million decrease in depreciation and amortization.

Investing Activities. The following table details the amounts of capital expenditures for each period indicated (amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	Change
Capital expenditures	$21,915	$48,614	$(26,699)

Cash used in investing activities decreased $38.8 million in the current year-to-date compared to the same period last year. The decrease in cash used in investing activities is primarily due to:
•$26.7 million less capital expenditures due to a planned overall reduction in the year-to-date 2020 led by a reduction in new stores and store remodeling; and
•$12.1 million increase related to cash proceeds as a result of repayment of notes receivable from a one NAHC member during the year-to-date 2020 compared to cash outflow related to the issuance of a note receivable to one NAHC member in 2019.

Financing Activities. Cash used in financing activities increased $48.8 million in the year-to-date 2020, compared to the same period last year. The primary drivers of the increase were:
•$277.7 million increase in cash outflow resulting from a distribution to NAHC's members and related share-based award payments which occurred in the year-to-date 2020;
•$44.3 million increase in cash outflow due to decreased net proceeds from the ABL facility; partially offset by
•$184.9 million of net proceeds from the issuance of common stock during the third quarter of 2020, net of offering costs; and
•$88.6 million decrease in cash outflows related to lower current year-to-date principal repurchases of portions of our term loan facility.

Critical Accounting Policies and Estimates
This management's discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates.
Management evaluated the development and selection or our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and additional unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from our estimates. More information on all of our significant accounting policies can be found in Note 2, "Summary of Significant Critical Accounting Policies and Estimates" to our audited consolidated financial statements included in the Prospectus and the section of the Prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Prospectus.

Recent Accounting Pronouncements
The information set forth in Note 2 to our unaudited consolidated financial statements under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Related Party Transactions
The information set forth in Note 13 to our unaudited consolidated financial statements under Part I, Item 1 under the heading of this Quarterly Report entitled "Related Party Transactions" is incorporated herein by reference.

Off-Balance Sheet Arrangements
As of October 31, 2020, our off-balance sheet contractual obligations and commercial commitments relate to future minimum guaranteed contractual payments and letters of credit. There have been no other material changes in our off-balance sheet arrangements as discussed in the section of the Prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" or our audited financial statements for the fiscal year ended February 1, 2020 included in the "Off-Balance Sheet Arrangements" section of the Prospectus.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments primarily relate to our debt facilities and senior secured notes, operating leases for stores, distribution centers, and office buildings, technology related commitments, the Monitoring Agreement, and sponsorship and intellectual property agreements. Other than fluctuations from transactions in the ordinary course of business, there were no material changes during the quarter ended October 31, 2020 to the contractual obligations and commercial commitments disclosed in "Contractual Obligations and Commercial Commitments" in the section of the Prospectus entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than the termination of the Monitoring Agreement as described in Note 13 to the financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as disclosed in Note 15 to our consolidated financial statements included in Part I, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in the Prospectus under "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.
There have been no material developments during the 2020 third quarter with respect to any of the matters discussed under the heading "Business–Legal Proceedings" in the Prospectus. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors discussed in the section of the Prospectus entitled "Risk Factors", which could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in the MD&A in this Quarterly Report and in the Risk Factors section of the Prospectus, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks. Except as set forth below, there have been no material changes to the risk factors discussed in the section of the Prospectus entitled "Risk Factors".
As a result of the Refinancing Transactions, we are updating the following risk factors discussed under the heading "Risks Related to Our Indebtedness" in the section of the Prospectus entitled "Risk Factors".
Our high level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments and reduces the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect our operating performance, growth, profitability and financial condition, which in turn could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
As of October 31, 2020, after giving effect to the Refinancing Transactions, we would have had approximately $800.0 million of outstanding indebtedness, all of which would be secured, with $844.7 million of unused availability under the ABL Facility (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $30.8 million, $21.1 million of which were issued under the ABL Facility.
Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments. Our substantial indebtedness reduces the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations and limits our ability to:
• obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;
• make needed capital expenditures;
• make strategic acquisitions or investments or enter into joint ventures;
• react to changes or withstand a future downturn in our business, the industry or the economy in general;
• meet store growth, distribution center expansion, e-commerce growth, budget targets and forecasts of future results;
• engage in business activities, including future opportunities that may be in our interest; and
• react to competitive pressures or compete with competitors with less debt.

These limitations could adversely affect our operating performance, growth, profitability and financial condition, which would make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.
Our ability to make scheduled payments on our debt obligations also depends on our financial condition, results of operations and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory and other factors discussed in these risk factors, and on other factors, some of which are beyond our control, including: the level of capital expenditures we make, including those for acquisitions, if any; our debt service requirements; fluctuations in our working capital needs; our ability to borrow funds and access capital markets; and restrictions on debt service payments and our ability to make working capital borrowings for debt service payments contained in our debt instruments.
If we are unable to generate sufficient cash flow to permit us to make scheduled service payments on our debt, including the notes, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the ABL Facility could terminate their further commitments to loan money and our secured lenders under the Senior Secured Credit Facilities and/or holders of the notes could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
Despite our high level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.
Despite our high level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of October 31, 2020, after giving effect to the Refinancing Transactions, we would have had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $844.7 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan Facility by up to the greater of (x) $480.0 million and (y) 100% of Consolidated EBITDA (as defined in the Term Loan Facility), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.
If we are unable to generate sufficient cash to service all of our indebtedness, including the notes, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.
If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations, including on the notes. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the notes will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Thus, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, including the notes, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the ABL Facility could terminate their further commitments to loan money and our secured lenders under the Senior Secured Credit Facilities and/or holders of the notes could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreements governing the Senior Secured Credit Facilities and the indenture governing the notes contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:
• incur additional indebtedness and guarantee indebtedness;
• pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
• prepay, redeem or repurchase certain debt;
• make loans, investments and other restricted payments;
• sell or otherwise dispose of assets;
• incur liens;
• enter into transactions with affiliates;
• alter the businesses we conduct;
• enter into agreements restricting our subsidiaries’ ability to pay dividends; and
• consolidate, merge or sell all or substantially all of our assets.
Additionally, at certain times, the ABL Facility requires maintenance of a certain minimum adjusted fixed charge coverage ratio. Our ability to comply with the covenants and restrictions contained in the credit agreements and the indenture may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired.
A breach of the covenants under one of these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt principal and/or related interest payments and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, an event of default under the credit agreement governing the ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our secured indebtedness, the lenders/holders of such indebtedness could proceed against the collateral granted to them to secure that indebtedness, and we could be forced into bankruptcy or liquidation.
As a result of the IPO Over-Allotment Exercise, as discussed in Part II, Item 2 "Use of Proceeds", we are updating the following risk factors discussed under the heading "Risks Related to this Offering and Ownership of Our Common Stock" in the section of the Prospectus entitled "Risk Factors".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds
On October 6, 2020, the Company completed its initial public offering of 15,625,000 shares of its common stock, $0.01 par value per share ("Common Stock"), for cash consideration of $13.00 per share ($12.22 per share, net of underwriting discounts), resulting in approximately $184.9 million in net proceeds. On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company's Common Stock for cash consideration of $13.00 per share ($12.22 per share, net of underwriting discounts) pursuant to the partial exercise of the underwriters over-allotment option, resulting in approximately $22.1 million in further net proceeds. The Common Stock is listed on the NASDAQ Global Select Market under the symbol "ASO". The offering was registered under the Securities Act of 1933, as amended (the "Securities Act"), on a registration statement on Form S-1 (Registration No. 333-248683), as amended (the "Registration Statement"), which was declared effective by the SEC on October 1, 2020.
As detailed in the Company's Current Report on Form 8-K filed on November 6, 2020, the Company utilized the net proceeds from the initial public offering, together with the net proceeds from the 2020 Notes, the net proceeds from the Term Loan Facility, and cash on hand, to repay in full borrowings outstanding under our existing term loan, in the amount of $1,431.4 million.
Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, KKR Capital Markets LLC, BofA Securities, Inc. acted as joint book-running managers and as representatives of the underwriters in the offering. Evercore Group L.L.C., Guggenheim Securities, LLC, UBS Securities LLC, and Wells Fargo Securities LLC acted as bookrunners in the offering. Stephens Inc., Capital One Securities, Inc., Loop Capital Markets LLC, CastleOak Securities, L.P., Blaylock Van, LLC, Cabrera Capital Markets, LLC, Samuel A. Ramirez & Company, Inc., and R. Seelaus & Co., LLC acted as co-managers in the offering. Other than a total of approximately $3.0 million paid to KKR Capital Markets ("KCM") for underwriting services in connection with the offering, no other payments were made by us to directors, officers or persons owning 10% or more of our Common Stock or to their associates, or to our affiliates.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Academy Sports and Outdoors, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2020).
3.2	Amended and Restated Bylaws of Academy Sports and Outdoors, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2020).
4.1	Amendment to the Registration Rights Agreement, dated as of October 6, 2020, by and among Academy Sports and Outdoors, Inc., Allstar LLC and New Academy Holding Company, LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2020).
10.1	Stockholders’ Agreement, dated as of October 6, 2020, by and among Academy Sports and Outdoors, Inc., Allstar LLC, KKR 2006 Allstar Blocker L.P. and Allstar Co-Invest Blocker L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2020).
10.2*	2020 Omnibus Incentive Plan
10.3	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.4	Form of Non-Employee Director Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.5	Form of Performance-Based Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.6	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.7	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.8	Form of August 2020 Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.9	Form of 2020 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.10	Form of 2020 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
10.11	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on October 1, 2020).
10.12	Form of Director and Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 23, 2020).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 10, 2020 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)