Form 10-K
period 2021-01-30
Academy Sports & Outdoors, Inc.
filed 2021-04-07
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2021
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

(281) 646-5200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASO	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes ☑ No ☐
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2020, the last day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. The registrant's common stock, $0.01 par value per share, began trading on the Nasdaq Global Select Market, or Nasdaq, on October 2, 2020. As of March 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,103,587,377 (based upon the closing sale price of the common stock on that date on the Nasdaq).

As of March 30, 2021, Academy Sports and Outdoors, Inc. had 91,296,308 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definite proxy statement for its Annual Meeting of Stockholders to be held on June 3, 2021.

ACADEMY SPORTS AND OUTDOORS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report, including in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors," and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "will," "seek," "foreseeable," the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report.

The forward-looking statements contained in this Annual Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under the section entitled "Risk Factors" in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC's website at www.sec.gov.

Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

RISK FACTORS SUMMARY

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section entitled “Risk Factors.” In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities.

Risks Related to Our Business and Industry
•overall decline in the health of the economy and consumer discretionary spending;
•our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•the impact of COVID-19 on the communities we serve, our business and financial results;
•intense competition in the sporting goods and outdoor recreation retail industries;
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
•harm to our reputation;
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
•fluctuations in merchandise (including raw materials) costs and availability;
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses;
•payment-related risks;
•our ability to retain key executives;
•the effectiveness of our marketing and advertising programs;

Risks Related to Our Indebtedness
•our high level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•our ability to incur substantially more debt;
•restrictions on our current and future operations imposed by the terms of our indebtedness;
•our variable rate indebtedness subjects us to interest rate risk;
•our high level of indebtedness may hinder our ability to negotiate favorable terms with our vendors;

Risks Related to the Ownership of Our Common Stock
•our sponsor (affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR")) controls us and their interests may conflict with ours or yours in the future;
•new and increased costs and additional regulations and requirements as a result of becoming a public company;
•our stock price is volatile or may decline;
•our ability to have effective internal controls;
•you may be diluted by any future issuances of shares by us;
•anti-takeover provisions in our organizational documents could delay or prevent a change of control; and
•our board of directors is authorized to issue and designate shares of preferred stock without stockholder approval.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in our forward-looking statements.

BASIS OF PRESENTATION

All references to "Academy," "we," "us," "our" or the "Company" in this Annual Report refer to (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company and the prior parent holding company of our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our subsidiaries, including our indirect subsidiary, Academy, Ltd., an operating company which is doing business as Academy Sports + Outdoors.

We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to “2018,” “2019,” and “2020” relate to our fiscal years ended February 2, 2019, February 1, 2020, and January 30, 2021, respectively, unless the context requires otherwise.

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

PART I

Item 1. Business
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 30, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" section of this Annual Report.
All statements in this Annual Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Who We Are

Academy Sports + Outdoors is one of the leading full-line sporting goods and outdoor recreation retailers in the United States. We estimate that we served 30 million unique customers and completed approximately 80 million transactions in 2020 across our seamless omnichannel platform and highly productive stores, resulting in net sales of $5.7 billion and making us the largest value-oriented sporting goods and outdoor recreation retailer in the country. We have continually increased our market share by expanding our leadership in fast-growing merchandise categories and offering a broad, value-oriented assortment with deep and localized customer connections.

We believe the following key attributes differentiate us from our competitors:

•Value-based assortment that enables our customers to participate and have fun, no matter their budget.
•Broad assortment that extends beyond sporting goods and apparel to outdoor recreation.
•Emerging, rapidly growing and profitable omnichannel strategy that leverages our strong buy-online-pickup-in-store program ("BOPIS") and shipping fulfillment capabilities.
•Strong customer loyalty, with opportunities to increase penetration in existing markets.
•Regional focus in the southern United States with a strong and growing presence in six of the top 10 fastest-growing Metropolitan Statistical Areas (or "MSAs").
•Core customers comprising active families that we support with one-stop shop convenience.
•Significant whitespace opportunity for both in-fill and adjacent geographies and new markets.
•Strong financial profile with accelerating performance and attractive cash flow generation.

Originally founded in 1938 as a family business in Texas, we have grown to 259 stores across 16 contiguous states. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 35%, 25%, 22% and 18% of our 2020 net sales, respectively) through both leading national brands and a portfolio of 19 owned brands, which go well beyond traditional sporting goods and apparel offerings.

Our retail locations range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, and have no mall exposure. Our box size and layout create a spacious in-store experience for the current shopping environment and easily accessible front of store checkout that drives efficiency for our BOPIS and curbside pickup customers. Our stores are supported by over 22,000 knowledgeable team members offering a high-touch service element. Our stores have remained open during the COVID-19 pandemic as a result of our essential product offering and enhanced safety measures, resulting in continued market share gains and greater visibility in newer markets to the Academy brand and increased community connections. We operate three distribution centers that service our stores and our growing e-commerce platform, which reaches 47 states today. We have significant new store whitespace and our disciplined approach to store openings has allowed most stores to achieve profitability within the first twelve months of opening a store. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider and we expect to open eight to 10 new stores per year, starting in 2022, which is similar to our growth rates from 2018 to 2019.

We are active members of the communities in which we operate. We have a strong and growing presence in four of the top five, and six of the top 10, fastest-growing MSAs, in the United States, including Dallas, Houston, Atlanta, Austin, Charlotte and San Antonio. Our long-time customers have grown up with the Academy brand over time and pass their passion for us on to the next generation, enabling us to benefit from strong customer loyalty and shopping frequency in our embedded regional markets.

Our broad assortment appeals to all ages, incomes and aspirations, including beginning and advanced athletes, families enjoying outdoor recreation and enthusiasts pursuing their passion for sports and the outdoors. We enable our customers to enjoy a variety of sports and outdoors activities, whether they are trying out a new sport, tailgating for a sporting event or hosting a family barbecue. We enhance our customers’ shopping experience through our knowledgeable and passionate team members and value-added store services, making us a preferred, one-stop shopping destination. We carefully tailor our products and services to meet local needs and offer our customers memorable experiences that help us maintain lasting emotional connections with our loyal customer base and the communities we serve.

We sell a range of sporting and outdoor recreation products. Our strong merchandise assortment is anchored by our broad offering of year-round items, such as fitness equipment and apparel, work and casual wear, folding chairs, wagons and tents, training and running shoes and coolers. We also carry a deep selection of seasonal items, such as sports equipment and apparel, seasonal wear and accessories, hunting and fishing equipment and apparel, patio furniture, trampolines, play sets, bicycles and severe weather supplies. We provide locally relevant offerings, such as crawfish boilers in Louisiana, licensed apparel for area sports fans, baits and lures for area fishing spots and beach towels in coastal markets. Our value-based assortment also includes exclusive products from our portfolio of 19 owned brands. Nearly 20% of our 2020 sales were from our owned brands, such as Magellan Outdoors and BCG, which offer a distinct offering to our customers and approximately 56% of our customers purchased an owned brand item from us in 2020. Our merchandising creates a balanced sales mix throughout the year with no single season accounting for more than 28% of our annual sales.

Our stores deliver industry-leading unit sales and profitability, including 2020 net sales per store of $22.0 million, average total sales per square foot of $311, and average EBITDA per store of $2.3 million. Our customers love the Academy store shopping experience because they are able to easily find, learn about, feel, try on and walk out with their favorite items. Our one-stop, convenient store layout, together with our highly trained team members offering value-added customer services, drive strong and consistent store foot traffic and transaction volume, with our average customers visiting our stores two to four times per year and our best customers visiting our stores nine times per year. The majority of our stores are located in high-traffic shopping centers, while none of the stores are located in, or anchored to, malls.

Our emerging, profitable e-commerce platform that leverages our strong BOPIS and shipping fulfillment capabilities has achieved year-over-year sales growth of 138% and 8% during 2020 and 2019, respectively. Our e-commerce sales represented 10% and 5% of our merchandise sales in 2020 and 2019, respectively. We are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities. Our BOPIS program, launched in 2019, allows customers to place an order on our website and pick up their product at a desired location, either in-store or curbside. Our website also serves as a platform for marketing and product education, enhancing our customer experience and driving traffic to our stores. For example, our website includes an “Expert Advice” page, which provides articles, tips, advice and links to video demonstrations on how to best select, use and get the most out of our products. Our website is introducing new customers to the Academy brand, with approximately 39% of our e-commerce sales during 2020 coming from new households.

We serve our communities by supporting events, programs and organizations that help make a positive impact, including the sponsorship of over 1,500 local sports teams. We promote and encourage safety and responsibility, so that everyone can feel confident and comfortable doing what they love, by offering products and information that enable our customers to be smart, responsible and safe. We have a long history of providing essential products for crisis preparedness and have helped our communities, customers and team members through various natural disasters and crises. For example, during Hurricane Harvey, we provided first responders with boats, paddles, ponchos, sleeping bags, air beds, backpacks and fresh clothes, as well as a safe, dry place to camp on our corporate campus. During the ongoing COVID-19 pandemic, we have donated emergency ponchos and footwear for health care workers to use as personal protective equipment. By providing our communities with the right gear and knowledge, promoting safety and responsibility and being there in times of need, we help to solidify our role as a trusted partner where we operate and to better enable our customers to improve their quality of life.

We finished the fiscal year ended January 30, 2021 with approximately $5.7 billion in sales, $308.8 million of net income and $607.0 million in Adjusted EBITDA. Although comparable sales were negative for fiscal years 2017, 2018 and 2019, we have seen six consecutive quarters of positive comparable sales and Adjusted EBITDA growth as of the 2020 fourth quarter. We earned net income of $308.8 million, $120.0 million and $21.4 million and Pro Forma Adjusted Net Income of $311.7 million, $75.9 million and $41.3 million in 2020, 2019 and 2018, respectively. See “Part II — Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for definitions of Adjusted EBITDA, Pro Forma Adjusted Net Income and Adjusted Free Cash Flow and reconciliations of Adjusted EBITDA and Pro Forma Adjusted Net Income to net income and Adjusted Free Cash Flow to net cash provided by operating activities.

Our Performance Improvement Initiatives

We have made significant progress on several key performance improvement initiatives that drove positive comparable sales and Adjusted EBITDA growth in the last six consecutive quarters ended January 30, 2021, and created a foundation for our future growth. These key initiatives include:
•Strengthened leadership team – Our leadership team comprises nine highly experienced and proven individuals, seven of whom joined Academy since 2017, led by our Chief Executive Officer and including our Chief Financial Officer, Chief Merchandising Officer, EVP of Retail Operations, SVP of Logistics and Supply Chain, SVP of Omnichannel, and Chief Information Officer. Our leadership team also recently demonstrated its ability to adapt, operate and gain market share and new customers during the most challenging of retail environments, including its ability to safely operate our stores and distribution centers, source and deliver our merchandise, and manage our liquidity and expenses in all elements of our business during the COVID-19 pandemic.
•Build omnichannel – After investing approximately $50 million in our omnichannel capabilities from 2017 through 2019, we launched several new omnichannel initiatives in 2019, including our BOPIS program, ship-to-store program and new website design, content and functionality. While still early in our omnichannel strategy, we have built a profitable omnichannel business that is poised for continued growth and improvement of capabilities.
•Localized merchandising – Since 2018, we improved the localization of our assortment across selected inventory offerings. For example, a crawfish boiler sells well in Louisiana, but not in North Carolina, and our fishing assortment sells better in stores with closer proximity to fishing venues. This initiative resulted in an improved customer shopping experience and increased sales.
•Category focus – In 2019 and continuing into 2020, we improved and focused our assortments in priority product categories, such as team sports, fishing and outdoors, while exiting certain other product categories, such as luggage, electronics and toys, that were less profitable or unprofitable, slower moving, and not core to our sporting goods and outdoor offering.
•Enhance store optimization – We leverage technology to enable our store team members to better manage, prioritize and reduce tasks to give them more time to engage in customer service, thereby increasing our productivity and sales conversion.
•Digital marketing program – During the last two years, we shifted our primary marketing focus from print to digital marketing. Our improved website also supports our stores with digital marketing and our BOPIS program. Each of these initiatives has given us a closer connection with our customers.
•Implement loyalty program – We launched the Academy Credit Card program in May 2019, which constituted approximately 4.5% of 2020 net sales. Academy Credit Card represents a significant opportunity to build customer loyalty, as our Academy Credit Card customers both spend more per trip and visit our stores more often.
•Programmatic inventory management – We implemented a new disciplined price markdown strategy that has improved our margins and inventory management, as well as a new merchandise planning and allocation system that enables us to target inventory by store market to allow us to localize our offerings and sizes. This along with automated inventory ordering drove a significant amount of our margin expansion and improved inventory turns from 2.84x in 2019 to 3.89x in 2020.
•Develop small box format – We opened our first small format store (approximately 40,000 square feet) in Dallas, Texas in 2019. We believe this new smaller format store allows us to open new stores in urban and less dense areas. During 2020, this smaller format store experienced approximately 28% higher sales per square foot and 37% higher inventory turns than the average of all Academy stores, the latter of which had $311 sales per square foot and 3.89x inventory turns. We evaluate performance inclusive of store sales, as well as BOPIS sales and other fulfilled sales from the location.

More recently, as a result of the COVID-19 pandemic, consumers are spending more time at and around home engaging in recreation and leisure activities that include our key categories. The outdoor recreation industry, in particular, has tailwinds arising out of the COVID-19 pandemic, as indicated by a survey from Civic Science, stating 49% of Americans expect to be doing more outdoor recreational activities in the future in order to facilitate social distancing. We expect that this will continue throughout the duration of the pandemic and will result in a long-term increase to our customer base. The industry has seen unprecedented increases in participation across several categories which we consider to be our “power categories.” This includes outdoor (comprised of camping, hiking and kayaking), fitness, running and team sports, which saw participation increases of 9%, 4%, 3% and 2%, respectively, from 2015 to 2019. According to Allied Market Research, sales growth from 2019 through 2027 in categories we participate, such as outdoor, team sports, apparel and footwear, is expected to grow approximately 6% per annum. We have invested in and built our operating platforms over the last several years and, coupled with our product offering and accessible stores, have laid the foundation for our future growth and success in this environment. It is difficult to ascertain with precision what portion of our increased comparable sales during 2020 is attributable to the increase in e-commerce sales due to the COVID-19 pandemic as compared to the impact of the business improvements described above.

Our Industry

We compete in a $70 billion fragmented market of retailers that sell sporting goods, outdoor recreation products, fan shop, apparel, footwear and other nontraditional sporting goods and general merchandise, such as casual and work apparel, barbecue and cooking equipment, patio furniture, outdoor games, severe weather supplies and pet care.

The retail business is highly competitive based on many variables including price, product assortment, customer service, omnichannel experience and store locations.

The retail sporting goods and outdoor recreation retail industry comprises six principal categories of retailers:
•Mass general merchants (examples: Walmart, Kohl’s and Target) generally range in size from 50,000 to over 200,000 square feet and are typically located in shopping centers, free-standing sites or regional malls. Sporting goods merchandise and apparel and outdoor recreation products may represent a small portion of the total merchandise in these stores.
•Large format sporting goods stores (examples: Dick’s Sporting Goods and Scheels) generally range in size from 20,000 to over 100,000 square feet and offer a broad selection of sporting goods and outdoor recreation merchandise.
•Traditional sporting goods stores (examples: Hibbett Sports and Big 5 Sporting Goods) generally range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and shopping centers and typically carry a varied assortment of primarily sporting goods merchandise.
•Specialty outdoor retailers (examples: Bass Pro Shop/Cabela’s and Sportsman’s Warehouse) generally range in size from 7,500 to over 100,000 square feet and typically focus on specific categories such as outdoor recreation.
•Specialty footwear retailers (examples: Foot Locker, Boot Barn and The Finish Line) generally range in size from 2,000 to 20,000 square feet and typically focus on specific categories such as athletic footwear.
•Catalogue & Internet retailers (examples: Amazon and eBay) do not typically operate brick and mortar stores and primarily rely on delivery of goods. Sporting goods merchandise and apparel and outdoor recreation products may represent a small portion of the total merchandise on their websites.

Our primary competitors are large format sporting goods stores and mass general merchants that offer sporting goods, outdoor recreation products and other lifestyle and recreational merchandise.

While our average store size of approximately 70,000 square feet positions us as a large format store, our extensive and diverse assortment and everyday value proposition differentiate us from our competitors and enable us to take market share from each of these categories. For instance, our broad selection gives us a competitive advantage over value-based mass general merchants, which typically only carry a narrow selection of lower-end sporting goods and lack our access to national brands, and small traditional sporting goods stores, which do not carry our broad assortment or category depth. Additionally, our broader assortment and value-based pricing give us an advantage over the specialty retailers, which typically offer their more limited assortment at premium prices.

The overall U.S. sporting goods and outdoors recreation industry is constantly evolving and demand for certain sports and outdoors recreation goods may increase or decrease depending upon the economics, demographics or popularity of each activity. We monitor local demographics and buying trends and tailor our merchandise assortment to the preferences of the local community. As interests change, our broad selection allows us to adapt to shifts and expand or contract our product mix to meet the changing customer demand. Over the last two years, there have been a number of market trends and tailwinds in our favor. We believe we are well positioned to capture the demand from the rising popularity of fast growing trends, including athleisure wear, insulated coolers and cups and outdoor recreation, such as fishing. Additionally, we benefit from recent shifting of customer spend towards in-home health and wellness and dedicating more time to memory-making experiences. More recently, as a result of the COVID-19 pandemic, consumers are spending more time at and around home engaging in isolated recreation and leisure activities that we support and, we expect that this will continue throughout the duration of the pandemic and will result in a long-term increase in our customer base. The industry has seen unprecedented increases in participation across several categories which we consider to be our “power categories.” This includes outdoor (comprised of camping, hiking and kayaking), fitness, running and team sports, which saw participation increases of 9%, 4%, 3% and 2%, respectively, from 2015 to 2019. According to Allied Market Research, sales growth from 2019 through 2027 in categories we participate, such as outdoor, team sports, apparel and footwear, is expected to grow approximately 6% per annum. The rising popularity in loyalty to premium brands, and importance of experience for customers also serve as constructive tailwinds to our business.

We believe we are well positioned to capture an increasing portion of the wallets of important growing demographics, such as female and Hispanic customers. Female customers constitute a large and growing portion of our business (48% of our customers in 2020), with our targeted and diverse merchandise that consciously supports women’s active interests. In addition, mothers who shop with us are not only buying for themselves, but for their family as well. We believe our footprint and localized offerings also position us well to serve the significant growth of the Hispanic population (16% of our customers in 2020, up from 15% in 2019 and 14% in 2018), the nation’s fastest-growing demographic. Currently, we have stores in four of the top eight fastest growing Hispanic MSAs in the United States, including Houston, Dallas, Orlando, and San Antonio.

We have proven to be adaptive through periods of significant industry transformation. As consolidations and e-commerce disruption have threatened and, in some cases, played a role in shutting down some of our peers, we have taken advantage of these changes by taking market share. Our value-based operating strategy and expansive assortment beyond traditional sporting goods, such as our outdoor gear and work wear categories, have been keys to our success, because they provide a one-stop shop for our customers who are searching for assortment, value and convenience.

Our Competitive Strengths

We attribute our success to the following competitive strengths:

Regional leader in growing industry

We are the second largest full-line sporting goods and outdoor recreation retailer in the United States, with 2020 net sales of $5.7 billion. We believe our stores are well positioned geographically, with a strong and growing presence in six of the top 10 fastest-growing MSAs, including Dallas, Houston, Atlanta, Austin, Charlotte and San Antonio. As of January 30, 2021, 29% of our stores are in four of the top five fastest-growing MSAs. This deep penetration of our established markets results in high customer awareness of, and loyalty to, the Academy name and frequent visits to our conveniently located stores.

The size of the sporting goods and outdoor recreation industry was estimated at $70 billion in the United States in 2018, and it is growing. According to Allied Market Research, sales growth from 2019 through 2027 in categories we participate, such as outdoor, team sports, apparel and footwear, is expected to grow approximately 6% per annum.

Broad assortment and compelling value proposition across the spectrum

We believe we sit in a sweet-spot of consumer demand, offering a broad, value-based assortment of sporting goods and outdoor recreation products, so our customers can participate and have fun, no matter their budget. Sporting goods shoppers consistently rate us as the top retailer for offering sporting and outdoor recreation products for a wide range of customers and being a one-stop shop. We carefully curate our products to provide the right assortment that appeal to beginners, experts, families and casual participants. In May 2020, over one-third of our customers tried a new sport or activity and came to Academy for the products they needed to get started in their new pursuit.

We are the largest value-oriented sporting goods and outdoor recreation retailer in the United States. Our sporting goods customers ranked value as the most important driver in deciding where to shop and Academy was rated as the top retailer for value among sporting goods retailers. We maintain our leading value-oriented position by offering customers extensive choices of “good, better and best” merchandise at a range of competitive prices, coupled with convenient omnichannel solutions, a one-stop shopping experience and helpful customer services, such as free assembly of certain products, product demonstrations, hunting and fishing license certifications, fishing line spooling and bulk product carrying out, among others. We offer a price-beat guarantee where, if our customers find a lower price on an identical, in-stock merchandise advertised in print by any local retailer or select online retailers, we will beat that price by 5%. Our effective merchandise mix and compelling value proposition allow us to cater to both the price-conscious shopper, such as the active parent of a household with several children participating in various sports, and the discriminating shopper, such as the hunting and fishing expert. We are for all.

Diversified mix of industry-leading national brands and owned brands

Our access to national brand and owned brand merchandise creates a comprehensive portfolio of value-based and diversified products, spanning various price-points, that differentiates our assortment from our peers. Our category, brand and price-point mix is unique to Academy and difficult to replicate at other retailers. Approximately 80% of our 2020 merchandise sales was comprised of national brand products, with the remainder coming from exclusive products in our portfolio of 19 owned brands. We have minimal product overlap with direct-to-consumer brands and competitors. No single brand we carry accounted for more than 10% of our 2020 sales.

We have premium access to hundreds of well-recognized national brands, such as Nike, Carhartt, adidas, Under Armour, Columbia Sportswear, North Face and Winchester, which are critical to our market penetration. These brands rely on us to broaden their consumer reach, which fosters a mutually beneficial relationship when it comes to pricing and assortment. We play a critical role in delivering customer volume for these brands, especially as mall-based retailers face further headwinds and our industry consolidates. Our national brand assortment spans across each brand’s price spectrum beyond those of our competitors and we expand below the national brand price spectrum by complementing the assortment with our owned brands. As such, we receive favorable product exclusivity from leading suppliers.

Our owned brand portfolio consists of 19 brands, including Magellan Outdoors, BCG, Academy Sports + Outdoors and Outdoor Gourmet. Our owned brand strategy focuses on in-filling categories and price points that our national brand products may not satisfy. Our owned brand offerings support and complement our overall merchandising strategy due to limited price-point overlap with national brands. Our two largest owned brands, Magellan Outdoors and BCG, are among our fastest growing brands, growing year-over-year at 9.1% and 4.0% in 2020, respectively. Additionally, our owned brands generate strong brand equity and drive significant customer loyalty, as several of our exclusive products, such as the Academy-logo folding chair and folding wagon, are top-selling items. Approximately 56% of our customers purchased an owned brand item from us in 2020. Whether it is seeing a row of Academy-branded chairs at a softball game, or individuals wearing Magellan Outdoors shirts around town, our owned brands are worn and used throughout our footprint.

Differentiated in-store experience

Our differentiated in-store experience, convenient locations and our helpful team members ensure that our customers can rely on us on any given day or situation in our region to deliver the right product at a competitive price. We provide a localized in-store experience that allows us to deepen our customer relationships. We tailor our product assortment by store, season and market to enhance year-round profitability. For example, our customers expect us to carry the right baits and lures customized for the local fishing spots, such as heavier selections of saltwater lures in our coastal locations. Stores with different climates and seasonal patterns each receive an assortment that better matches the local conditions. Stores located near a university carry a large selection of that school’s licensed apparel giving them a look and feel of the local bookstore, which appeals to the nearby loyal fans and customers. We consider crawfish cookers to be an absolute necessity for our customers in Louisiana, and beach towels are a stronger seller in coastal markets than they are in inland markets. Our customers often shop our stores for same-day-need purchases, such as before a big game with unexpected weather changes, or to purchase an add-on product that was forgotten on a day trip. We have developed considerable expertise in identifying, stocking and selling a relevant assortment to meet the local needs and demands.

We provide an engaging customer shopping experience that drives customer traffic. Our visual merchandising strategy creates an entertaining and interactive in-store shopping experience for a broad range of shoppers. Our stores generally have consistent store layouts providing our customers with familiarity across our entire store base. Our in-store experience is further enhanced by the value-added customer service delivered by our highly trained and passionate staff. Value-added services we provide include free assembly of certain products, such as bicycles, grills and bows, fitness equipment demonstrations, issuances and renewals of hunting and fishing licenses, fishing line spooling and carrying bulk items to the car, among others. We sell many products, such as baseball bats and gloves, football helmets, fishing rods and reels, fitness equipment and bicycles, that require a “touch and feel” experience, as well as bulky items that would otherwise be difficult or costly to ship. We employ team members who we fondly refer to as our Enthusiasts–passionate local experts who are specially recruited and trained for category-specific positions. Our Enthusiasts use the products they sell and have the first-hand knowledge of the communities they serve, allowing them to advise and equip customers with products that suit the customers’ specific needs and the nuances of the local environment. We believe our stores often serve as gathering spots, as our customers come back to engage with our Enthusiasts to share experiences and obtain further advice and assistance.

Large and loyal customer base

We endeavor to offer products for customers of all ages, incomes and aspirations across sporting and outdoor recreation activities, seasons and experience levels. As such, we have a balanced, year-round business and a large customer base. In 2020, we estimate we served 30 million unique customers and we completed approximately 80 million transactions, resulting in strong household penetration in our core markets.

Our customers love shopping at Academy. Our average customer visits our stores anywhere from two to three times per year and our best customers visit our stores nine times per year. Academy customers are loyal. Based on our customer surveys, approximately 30% of our customers’ annual sporting goods, outdoor and recreation expenditures are made at Academy, in comparison to approximately 20% for our competitors that are large format sporting goods stores and specialty outdoor retailers and their customers. During 2020, we estimate we have gained approximately five million new customers.

While we serve all customers, our core customers are young active families who are driven to have a life full of different sports and outdoors recreation activities. For these customers, fun is forever at their fingertips, and they constantly look for ways to create memories together as a family. Being a conveniently located, value-oriented, one-stop shop for fun merchandise is why these customers love to shop at Academy. When these families shop at Academy, they often split up to find the items for their respective activities and meet back together before checking out. Our core customers are more active shoppers – they shop us more often and are more likely to be omnichannel customers.

Fans and spectators also constitute a large part of our customer base. Academy-branded folding chairs and wagons are frequently spotted at any local sporting or spectator event. We are active members in our communities, sponsoring events for the NCAA Southeastern Conference, local events, such as the Bassmaster Classic fishing tournament, and over 1,500 local sports teams. We also provide an exciting shopping experience for our communities following a major sports title or local team championship, such as a World Series or NCAA football championship, when we extend our local store hours late into the night to celebrate with our customers and meet their immediate need for a championship apparel or gear to display their team pride. These celebrations strengthen customer loyalty.

Highly experienced and passionate senior management team with a proven track record

Our company is led by a highly-accomplished senior management team with significant public market experience, a proven track record for driving operational efficiency, and a history of using customer data to improve our customer experience and drive our omnichannel strategy. Our senior management team has an average of over 20 years of retail experience. Seven out of the nine members of our senior management team, including our Chairman, President and Chief Executive Officer, Ken C. Hicks, were hired after early 2017 to lead the development and execution of our strategic growth and initiatives in merchandising, e-commerce and omnichannel, stores, information technology and finance. Together, our senior management has delivered strong results, with six consecutive quarters of positive comparable sales as of the fiscal year ended January 30, 2021, Adjusted EBITDA growth to $607.0 million in 2020, or 88% growth, compared to 2019, and Adjusted Free Cash Flow growth to $978.5 million in 2020 from $196.9 million in 2019.

Strong and adaptive financial performance through economic cycles

We have remained strong and adaptive over the years through a variety of economic cycles, including economic downturns. Our customers are loyal in any economic environment, and we believe they become even more loyal to our compelling value proposition when the economy is challenged, like during the current recessionary environment resulting from the COVID-19 pandemic. We find that customers will continue to pursue their wellness, interests and passions, regardless of the economic backdrop. As a result, we have gained market share during all economic cycles, including during April and May 2020. We attribute this to customers knowing we offer a broad assortment of the items they want during a down cycle at everyday value.

We have consistently demonstrated steady revenue growth, expanded profit margins and disciplined capital expenditures. We generated $5.7 billion in net sales, $308.8 million in net income and $607.0 million in Adjusted EBITDA in 2020. In 2020, we also generated $1,011.6 million of net cash provided by operating activities and $978.5 million in Adjusted Free Cash Flow, while limiting net capital expenditures to $41.3 million. We have reduced our net leverage ratio to 0.7x as of end of 2020 compared to 4.1x and 5.2x as of the end of 2019 and 2018, respectively.

We have a proven store model that has generated strong Adjusted Free Cash Flow, store-level profitability and return on invested capital. All but one of our 222 mature stores (stores opened longer than four years) were profitable on a four-wall basis during the fiscal year ended January 30, 2021 and our new stores have average payback periods of four to five years.

Our Growth Strategy

We are focused on the following four growth drivers:

Leverage technology and content to drive our omnichannel strategy

Our e-commerce sales represented 10.4% and 5.1% of our merchandise sales for 2020 and 2019, respectively. E-commerce sales compared to the same quarter in the prior year increased 406% in the first quarter of 2020, 210% in the second quarter of 2020, 96% in the third quarter of 2020 and 61% in the fourth quarter of 2020. Our goal is to increase our omnichannel penetration quickly and significantly. To meet this goal, since 2011, we have invested $230 million in omnichannel and information technology initiatives to improve our customers’ online experience, with an emphasis on our mobile site and product information content. These investments have resulted in faster load times, more relevant search content, better site design, and a more-streamlined checkout process. We have also invested in omnichannel initiatives, such as BOPIS, curbside pickup and access to store inventory availability online.

Omnichannel offerings are becoming increasingly important, as our customers want options when they shop. During 2020, our omnichannel customers spent 50% more than our store-only customers and 316% more than our online only customers. Since we launched our BOPIS program in 2019, we have seen significant e-commerce penetration that generates higher average order value and incremental in-store purchases. BOPIS orders accounted for 51% of all e-commerce sales during 2020. Our omnichannel platform also offers return-to-store capabilities for online orders, curbside fulfillment, the ability to place online orders in our stores if we are out of stock, and the ability to ship orders placed online from our retail locations. These capabilities help reduce the risk of lost sales and shorten delivery times for online orders while improving inventory productivity. We launched our ship-to-store capabilities in 2020 third quarter, which will continue to give our customers more options on how to shop Academy.

Our website also serves as the gateway to shopping in our stores. These customers leverage our website to learn more about the products and brands we sell, read reviews from other customers, compare prices and ensure their local Academy store has the inventory prior to heading to the store. Our website is also critical to reaching customers outside of our current store footprint. For fiscal year 2020, we reached approximately 6.3 million unique households in 47 states through ship-to-home orders made through our website. In 2020, 14% of our online transactions were ordered by customers in markets with no Academy stores. Our e-commerce platform’s top ten out-of-store-footprint MSAs include adjacent markets, such as Tampa, Miami and Savannah. As we continue to bolster our omnichannel offerings, we expect to drive traffic to our stores and website and expand our reach beyond our store footprint.

Enhance customer engagement and increase retention

We believe we have a significant opportunity to continue to expand our customer base. Better understanding our customers’ buying trends allows us to better target and cater to our customers. Our robust customer database has 40 million unique customers, and we continue to grow this through increased penetration of e-commerce sales and through the success of our Academy Credit Card program.

We utilize data obtained from our customer relationship management, or CRM, tools and targeted customer surveys. Our CRM tools enable us to create effective customer-targeting strategies. Our current CRM programs focus on welcoming our first-time customers, thanking our big spenders, reactivating our lapsed customers and cross-selling our category customers (including our hunting, sports equipment and recreation categories). With 40 million customers in our database, there is ample opportunity to increase our communication directly with our customers via one-on-one marketing. We are also leveraging the information from our approximately 80 million annual transactions in 2020 to make more informed, localized decisions on promotion, marketing and inventory.

Online transactions are critical to helping us understand and analyze buying patterns. Data collected through our website allows us to personalize promotions for customers and recommend products based on purchase behavior. The Academy Credit Card program also provides data to track our customers’ purchases across all channels, giving us the ability to better serve and target those customers. Launched in May 2019, the Academy Credit Card program constituted approximately 4.5% of our net sales in 2020. We believe our customers are attracted to the Academy Credit Card because of its bank-funded 5% discount on every Academy purchase and free standard shipping on online orders of $15 or more. Academy Credit Card holders are responsible for paying all fees associated with having an Academy Credit Card, including any late fees, and we are responsible for paying all costs associated with shipping online orders of $15 or more purchased with an Academy Credit Card.

We believe we possess a significant amount of high quality customer data, which we can leverage to enhance customer engagement and retention and drive purchase conversion.

Enhance operational excellence

We intend to enhance profitability by improving our operational efficiencies. We will continue to optimize our merchandise presentation through strategic store remodeling and enhanced visual storytelling, improve our inventory management through disciplined pricing markdowns, and augment the customer experience through more efficient queuing and check out procedures.

Much of our margin expansion from 2019 to 2020 can be attributed to our improvements in inventory management. We can improve operations across our organization by optimizing our in-store inventory management and implementing automated re-ordering and labor scheduling. We have deployed several new tools to this end, which will enable us to further improve inventory handling and vendor management. For example, we have implemented third-party programs to analyze our inventory stock throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing the average inventory turns from 2.84x in 2019 to 3.89x in 2020, and has helped us to identify and exit certain product categories, such as luggage and toys.

We believe we can also enhance store operations through technology and personnel investments that will allow our team members to better manage and prioritize tasks, thereby increasing their productivity and sales conversion. These investments, for example, will reduce administrative tasks to enable more time for engaging in customer service.

Our supply chain initiatives include improving our logistics by leveraging our merchandising planning and assortment capabilities and facilitating product flow through our distribution centers. We use technology to track inventory daily and keep our distribution centers and stores in sync. Our data-driven process allows us to improve communication with our suppliers and ensure we are rightfully equipped with the correct inventory in our regional locations and has and will continue to help us to identify and exit certain product categories, such as luggage and toys. Although we believe these initiatives have helped us, we experienced a gross margin decline in the first quarter 2020 as a result of a shift in consumer preferences due to the COVID-19 pandemic and the related increased popularity in our isolated recreation, outdoor and leisure activity products, which are generally lower margin goods.

As our e-commerce sales continue to shift further towards BOPIS and curbside fulfillment, our overall omnichannel platform becomes more profitable, and we expect this trend to continue as we add more omnichannel solutions, such as ship-to-store, and further develop our omnichannel order execution and fulfillment capabilities.

Capitalize on substantial whitespace and in-fill opportunities

We have significant growth opportunities in both our core markets and outside of our footprint. We believe our real estate strategy has positioned us well for further expansion, and our track record has demonstrated that we can open and operate stores profitably. Our disciplined approach to new store openings has allowed most of our stores to achieve profitability within the first twelve months of opening a store. As of January 30, 2021, we had 222 mature stores, and all but one were profitable on a four-wall basis. We expect to open eight to 10 new stores per year starting in 2022, which is similar to our growth rates from 2018 to 2019.

In-fill market opportunity

We classify in-fill markets as regions where we already have a well-established presence. We believe we have an opportunity to expand into surrounding metro areas and more rural locations. Some examples include Dallas/Fort Worth, Atlanta, Raleigh-Durham, Charlotte, New Orleans and Jacksonville. We believe our in-fill opportunity currently includes approximately 120 locations that could accommodate our preferred size of stores in markets we would consider.

Adjacent market opportunity

We consider adjacent markets to include markets that are not fully represented. We believe these regions provide opportunities to expand in metro and rural areas that sit right outside of our current footprint. We believe our adjacent market opportunity currently includes approximately 90 locations that could accommodate our preferred size of stores in markets we would consider.

Greenfield opportunity

Beyond our in-fill and adjacent markets, we believe we have the opportunity to expand across the nation. We currently have store locations in 16 states, which leaves us substantial room for growth beyond our core geographies. We believe our greenfield opportunity currently includes approximately 675 locations that could accommodate our preferred size of stores in markets we would consider.

Significant growth opportunity

The majority of our store expansion is expected to be with our traditional box size of approximately 70,000 gross square feet. We have also recently tested a smaller store format, which is approximately 40% smaller than our average store, that we believe will be advantageous for in-fill markets and other metropolitan areas.

While we will continue to prioritize investments in our existing operations and omnichannel capabilities, we will continue to judiciously expand. We have online delivery capabilities in almost every state and will focus on disciplined new store openings. As we reach into new and existing markets, we expect our omnichannel platform to lead the way in our geographic expansion.

Recent Developments

We have demonstrated our ability to perform during periods of economic hardship, and the COVID-19 pandemic is no exception. Our diverse and essential offerings permitted our stores to remain open, which allowed us to safely serve both our existing customers and gain new customers during an uncertain time. With the ongoing pandemic, our customers’ focus on health and wellness and outdoor recreation has amplified. Our customers are purchasing weights, yoga mats, treadmills and indoor cycles now more than ever to stay at home while maintaining their wellness. Families are buying backyard and driveway games, trampolines, patio seating and grills to spend more safe, quality time together at home. Outdoor enthusiasts and first-timers alike are buying fishing, hunting and camping gear to recreate outside at a safe distance.

Our stores range in size from approximately 40,000 to over 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, which, together with our sophisticated social distancing and hygiene measures and curbside fulfillment of online orders, enable our customers to have a safe shopping experience. We have also benefited from all of our locations not being tethered to malls. Mall traffic has continuously decreased over time, which has been exacerbated during the COVID-19 pandemic. Our stores are a single destination for shoppers to feel safe when visiting our stores. We believe our lack of reliance on malls has bolstered our performance, allows for much easier curbside pickup processes and increases traffic into our stores.

As consumers continue to spend less on travel and entertainment, our broad assortment of health and wellness-centered items at competitive prices position us well to continue taking share in this regard, and we believe our business can continue to benefit from the consistent growth in sports and outdoor goods spending.

Merchandising

Our merchandise consists of national brand products that we purchase and license from various vendors, owned brand products that we brand with our internal brands and exclusive license products that we purchase and license from vendors and carry exclusively. We have long-standing relationships with many of our suppliers and have partnered with them to grow our business over time. We have no history of material supply chain interruptions. In 2020, we purchased merchandise from approximately 1,200 vendors. For 2020, 2019 and 2018 no vendor represented more than 12%, 14%, and 13% of our total purchases, respectively.

We carry a wide variety of national brand products such as Nike, Carhartt, adidas, Columbia Sportswear, North Face, Winchester, Brooks, Rawlings, Remington, Skechers, Under Armour and many more.

We offer a variety of products through our owned brand and exclusive license products such as apparel, footwear, barbecue equipment and outdoor equipment. Our owned brand products include brands such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous and Outdoor Gourmet.

As of January 30, 2021, we generally organized our merchandise in four divisions made up of eleven categories as follows:

Division	Category (1)	Primary product types (1)

Outdoors	Camping	Coolers and drinkware, camping accessories, camping equipment, sunglasses, backpacks and sports bags
	Fishing	Marine equipment and fishing rods, reels, baits and equipment
	Shooting sports	Firearms, ammunition, archery and archery equipment, camouflage apparel, waders, shooting accessories, optics, airguns and hunting equipment

Sports and Recreation	Team sports/fitness	Baseball, football, basketball, soccer, golf, racket sports, volleyball, fitness equipment, fitness accessories and nutrition
	Recreation	Patio equipment, outdoor cooking, wheeled goods (bicycles, skateboards and other ride-on toys), trampolines, play sets, watersports, pet equipment, electronics and watches, and front-end (consumables, batteries, etc.)

Apparel	Outdoor and seasonal apparel	Outdoor apparel, seasonal apparel, denim, work apparel, graphic t-shirts and accessories
	Youth apparel	Boys and girls outdoor and athletic apparel
	Athletic apparel	Sporting apparel, apparel for fitness and exercise and other accessories
	Licensed apparel	Professional and collegiate team licensed apparel and accessories

Footwear	Work, casual and youth footwear	Casual shoes and slippers, work and western boots, youth footwear, socks and hunting footwear
	Athletic/team sports footwear	Running shoes, athletic shoes, sport specific shoes and training shoes
(1) Certain products and categories were reclassified amongst categories and divisions during 2020 as compared to prior years in order to better align with our current merchandising strategy and view of the business. Changes in management's merchandise strategy and viewpoints could result in future reclassifications.

The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Merchandise division sales (1)
Outdoors	$1,968,514	$1,455,080	$1,473,403
Sports and recreation	1,258,913	975,711	1,017,670
Apparel	1,387,963	1,357,320	1,274,330
Footwear	1,044,502	1,021,603	997,692
Total merchandise sales (2)	5,659,892	4,809,714	4,763,095
Other sales (3)	29,341	20,183	20,798
Net sales	$5,689,233	$4,829,897	$4,783,893

(1) Certain products and categories were re-categorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2020, 2019 and 2018 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2 to the consolidated financial statements).
(2) E-commerce sales consist of 10.4%, 5.1% and 4.9% of merchandise sales for 2020, 2019 and 2018, respectively.
(3) Other sales consists primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.

Stores

Our stores are designed to provide our customers with an easy-in, easy-out shopping experience. The interior of our stores are built around a central “racetrack” aisle that allows customers to efficiently navigate our selling floor. Additionally, our stores generally have consistent store layouts providing our customers familiarity across our entire store base. We seek to offer our customers strong merchandise assortment and a localized customer experience, which is facilitated by various types of merchandise fixtures and our large selling floor. Our central “racetrack” aisle and adjacent end-cap merchandising space allows us to adjust our inventory presentations throughout our various selling seasons.

Our store locations are typically positioned adjacent to major highways or thoroughfares, allowing customers to easily locate our stores. We seek to position our stores in areas with certain population densities, demographics and other characteristics to maximize sales. These markets consist of metropolitan, suburban and smaller cities. Additionally, our stores are typically placed in retail centers adjacent to co-tenants who drive significant traffic, with no store tethered to crowded mall spaces. We seek to lease all of our stores in long-term lease agreements with third-party landlords, which typically range from 15 to 20 years. Other than stores that we may temporarily own, and for which we are in the process of executing sale-leaseback transactions, we do not own our retail locations.

As of January 30, 2021, the number of stores that we operated by state was as follows:

State	Number of Stores
Texas	106
Louisiana	18
Georgia	18
Alabama	15
North Carolina	15
Tennessee	13
Oklahoma	13
Florida	12
Missouri	10
South Carolina	9
Arkansas	8
Mississippi	8
Kansas	6
Kentucky	5
Indiana	2
Illinois	1
259

Marketing

Our marketing strategy is designed to reinforce our broad selection of merchandise and value prices. We rely on various media to communicate with our customers including printed advertisements, television commercials and digital marketing campaigns, among others. Our print advertisements are primarily comprised of newspaper and direct mail circulars. These print advertisements consist of a broad assortment of merchandise tailored to the season of the distribution. Our television and radio advertisements are typically themed to represent the current selling season and often feature certain merchandise related to that selling season. Our digital engagement includes communicating with our customers through paid search results, various social media platforms and email.

We often create events at our stores to drive customer traffic. These events include large grand opening celebrations to commemorate new store openings that offer various activities, food and games and often feature local celebrities. We also create championship events when professional or collegiate sports teams in our markets win league titles. At these events we extend our store hours and offer certain commemorative merchandise. We are active members in the communities we serve, participating in 36 National Night Out events in 2019 (we sponsored National Night Out in 2020, however, due to COVID-19 precautions, no events were held), sponsoring over 1,500 local sports teams, hosting donation events for first responders and sponsoring events for the NCAA Southeastern Conference.

We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions.

We utilize data obtained from our CRM tools, which enable us to create effective customer-targeting strategies. Our current CRM programs focus on welcoming our first-time customers, thanking our big spenders, reactivating our lapsed customers and cross-selling our category customers (including our hunting, sports equipment and recreation categories). We also utilize customer demographic data that we capture to know when our customers buy from us and what items they purchase. With 40 million customers in our database, there is ample opportunity to increase our communication directly with our customers via one-on-one marketing.

In addition to our CRM tools, our Academy Credit Card program also provides data to track our customers’ purchases across all channels, giving us the ability to better serve and target those customers.

Distribution Centers

We operate three distribution centers in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. The distribution centers receive and store products from vendors and use sophisticated sorting and logistical equipment to fill the product needs of the retail store locations they serve, as well as to fulfill e-commerce orders. Our distribution centers are leased under long-term agreements. Third-party trucking companies are used to disburse inventory from the distribution centers to and from our stores. These distribution centers are strategically located throughout our footprint to efficiently serve our retail locations, and have an ability to service up to an average of 110 locations each.

Information Technology

Our information technology systems are critical to our day-to-day operations as well as to our long-term growth strategies. Our technology is integrated across multiple functions throughout the organization, providing the data analysis, automation and solutions necessary to support our communications, inventory and supply chain management, store operations, distribution, point-of-sale, e-commerce, financial reporting and accounting functions. Our technology is the foundation of our merchandising and marketing functions; it processes our customers’ orders and integrates our e-commerce sales with stores. We are leveraging our data to make more informed decisions around inventory, marketing, and store-level operations. We have agreements with third parties to provide hosting services and administrative support for portions of our infrastructure, and utilize cloud-based systems in addition to those hosted on premises.

Seasonality

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

Human Capital

Our mission is to provide “Fun for All” and a critical component to our success is our people. As of January 30, 2021, we employed over 22,000 team members. Of those team members, approximately 50% were full-time and 50% were part-time. Our employment levels fluctuate over the course of the year mainly due to the seasonality of our business. None of our team members are covered by collective bargaining agreements.
Core Values and Culture. Our core values establish a strong foundation for our culture and represent the key expectations we have of our team members. These include the following:
•Customer focus and service
•Excellence in all we do
•Responsible leadership
•Initiative with urgency
•Students of the business
•Integrity always
•Positive impact on our communities

Diversity, inclusion and belonging. At Academy, we believe the diversity of our team members, customers, and all others with whom we interact enhance the quality of our work environment and our customers’ shopping experience. Academy encourages team members to work together and to value the strengths each team member brings to the team. Our strategy begins with attracting, recruiting, developing, and retaining team members with backgrounds that are representative of our diverse communities because it makes our communities stronger. We require all team members to complete unintentional bias training to help eliminate biases from hiring, promotions, job assignments, evaluations and customer service.
In 2020, we established our Diversity, Inclusion and Belonging Committee, and they led the organization in the creation of the following formal Diversity, Inclusion and Belonging Statement to further demonstrate our commitment:
At Academy Sports + Outdoors, we promote a culture of diversity, inclusion and belonging, which should be reflected in the actions and behavior of our team members. Diversity is inviting all players to join the team. Inclusion and belonging is when everyone gets to play the game. Every player is key, and we are only successful when everyone has an equal opportunity to play and win.
Talent Management. The best way to serve our customers is to invest in top talent, be open to innovation, and have the vision to succeed. We are focused on creating a winning team by recruiting and retaining great people, promoting teamwork, and fostering an enjoyable and rewarding work environment. We also strive to provide all team members with opportunities for personal growth, cross functional training and job opportunities, and career advancement. We offer a mix of instructor-led, online and blended courses in key areas: Career Development and Leadership Development. Our wide variety of courses ranges from job specific (i.e., functional) to compliance, as well as broad based leadership training. We also engage in regular and ongoing feedback, annual performance reviews and annual talent calibration conversations. Succession planning is conducted on an annual basis to identify suitable internal candidates for key positions within the Company.
Workplace, Health and Safety. The health and safety of our customers, team members, and communities is our top priority. Throughout our stores, distribution centers, and corporate headquarters, we employ policies, procedures and training to ensure safe work environments.
Our team member handbook outlines baseline safety expectations, but we also empower our team members with knowledge and skills from various safety training courses during the onboarding process and on an ongoing basis through our learning engagement system with topics such as incident reporting, evacuation, active shooter response, hazardous materials, ergonomics, heat safety, electrical safety, industrial truck and pallet jack safety, confined space entry and parking lot and garage safety. We continue to focus on developing and driving our Safety-First culture through awareness, training, and actions to reduce the frequency and severity of safety incidents.
Our stores have remained open during the COVID-19 pandemic as a result of our essential product offerings and enhanced safety measures. To provide for the safety of our customers, team members, and communities, we have taken many actions in our stores based on the needs, risks, and regulations present in each community and facility. Measures we have taken include cleaning stores professionally on a regular basis, equipping stores with hand sanitizer stations and signage illustrating how to socially distance within the store, wearing face coverings, limiting the number of customers admitted at one time, monitoring and sanitizing fitting rooms and sampled clothing, and installing protective shields at cash registers and other countertops. We have also provided free masks and hand sanitizer and may take team members’ temperatures when they report to work. We have taken similar actions to mitigate the spread of COVID-19 in our distribution centers and corporate office. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our customers, team members, and communities.

Intellectual Property

Our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our owned brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous and Outdoor Gourmet, and our goodwill, designs, names, slogans, images and trade dress associated with these brands, are valuable assets that are critical to our success.

We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company.

Governmental Regulations

We operate in a complex regulatory and legal environment that exposes us to regulatory, compliance and litigation risks that could materially affect our operations and financial results. We are subject to regulation by numerous federal, state and local regulatory agencies and authorities, including the U.S. Consumer Product Safety Commission, Equal Employment Opportunity Commission, Department of Labor, Occupational Safety and Health Administration, Department of Justice, Department of Treasury, Federal Trade Commission, Customs and Border Protection, Bureau of Alcohol, Tobacco, Firearms and Explosives, SEC, Internal Revenue Service, or IRS, and Environmental Protection Agency and comparable state and local agencies.

Laws and regulations affecting our business may change, sometimes frequently and significantly, as a result of political, economic, social or other events. Some of the federal, state or local laws and regulations that affect us include but are not limited to:

•consumer product safety, product liability or consumer protection laws;
•laws related to advertising, marketing, pricing and selling our products, including but not limited to firearms, ammunition, and related accessories;
•labor and employment laws, including wage and hour laws;
•tax laws or interpretations thereof, including collection of state sales tax on e-commerce sales;
•data protection and privacy laws and regulations;
•environmental laws and regulations;
•hazardous material laws and regulations;
•customs or import and export laws and regulations, including collection of tariffs on product imports;
•intellectual property laws;
•antitrust and competition regulations;
•banking and anti-money laundering regulations;
•Americans with Disabilities Act, or ADA, and similar state and local laws and regulations;
•website design and content regulations;
•U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, or UKBA, and other anti-corruption laws; and
•securities and exchange laws and regulations.

We sell firearms, ammunition, and related accessories. Firearms represented less than 8% of our net sales in 2020. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In the future, there may be increased federal, state or local regulation affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations. As a result, we devote significant resources to compliance with applicable laws and regulations governing our business and the products we sell.

Available Information

Our website address is www.academy.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor Relations section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We will also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Ethics and Code of Conduct Policy. Financial and other material information regarding the Company is routinely posted on our website and is readily accessible. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

Risks Related to Our Business and Industry

Our results of operations are highly dependent on the U.S. economy and U.S. consumer discretionary spending and an economic and financial downturn may cause a decline in U.S. consumer discretionary spending and may adversely affect our business, operations, liquidity, capital resources and financial results.
Our results of operations are affected by the relative condition of the U.S. economy. All of our sales are generated within the United States, making our results of operations highly dependent on the U.S. economy and U.S. consumer discretionary spending. A decline in discretionary spending by U.S. consumers could negatively affect our business and results of operations.
The general conditions that affect U.S. consumer discretionary spending in our markets include:
•health of the economy;
•consumer confidence in the economy;
•financial market volatility;
•wages, jobs and unemployment trends;
•public health pandemics (including, the coronavirus disease ("COVID-19")) on our customers, team members, vendors/suppliers and other stakeholders;
•the housing market, including real estate prices and mortgage rates;
•consumer credit availability;
•consumer debt levels;
•gasoline and fuel prices;
•interest rates and inflation;
•tax rates and tax policy;
•immigration policy;
•import and customs duties/tariffs and policy;
•impact of natural or man-made disasters;
•legislation and regulations;
•international unrest, trade disputes, labor shortages, and other disruptions to the supply chain;
•changes to raw material and commodity prices; and
•national and international security and safety concerns.
Increasing volatility in financial markets may cause some of the aforementioned conditions to change with even greater degree of frequency and magnitude. In addition, COVID-19 has had, and may continue to have, far-reaching adverse impacts on aspects of our operations, directly and indirectly, including our team members, consumer behavior, inventory, distribution and logistics, our suppliers and the market overall. The ongoing pandemic could adversely affect the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could affect demand for our products, materially adversely affect our business operations, our team members, facilities, partners, suppliers, distributors or customers, decrease traffic to our stores, create delays and inefficiencies in our supply chain, and make it difficult or impossible for us to deliver products to our customers.
Our comparable sales, net sales per square foot, customer traffic or average value per transaction may be adversely affected if, for example, our customers reduce their purchases with us due to job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, higher taxes, reduced access to credit, falling home prices and lower consumer confidence. A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness. A prolonged period of depressed consumer spending could have a material adverse effect on our business.

Additionally, if the U.S. or global economy experiences a crisis or downturn, including any capital markets volatility or government intervention in the financial markets, or if the U.S. or global economy experiences a prolonged period of decelerating or negative growth, then our liquidity, capital resources or results of operations could be materially and adversely impacted. For example, although we typically generate funds from our operations to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including our ABL Facility, incremental term loan facilities and the equity and debt capital markets. Adverse financial and economic conditions may adversely affect our ability to draw on our ABL Facility, the ability of banks to honor draws on our ABL Facility or our ability to obtain incremental term loan facilities or access the equity and debt capital markets. In addition, adverse economic conditions could adversely affect our suppliers’ access to the capital and liquidity required to maintain their inventory, production levels, timeliness and product quality and to operate their businesses, which could adversely affect our supply chain, or could reduce our suppliers’ offerings of trade credit, customer incentives, vendor allowances, cooperative marketing expenditures and product promotions, which could adversely affect our results of operations. Adverse economic conditions could also make it difficult for both us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories, or could adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The potential ongoing effects of an economic and financial crisis are difficult to forecast and mitigate. We may experience difficulties in operating and growing our operations to react to a U.S. or global financial or economic crisis or downturn. We may be unable, in such cases, to predict how robust a recovery of the U.S. or global economy will be or whether or not it will be sustained.

If we are unable to predict or effectively react to changes in consumer tastes and preferences, or if we fail to acquire and sell brand name merchandise at competitive prices, or if we are not successful in managing our inventory balances, then we may lose customers and our sales may decline and our results of operations may be negatively affected.
The level of success we achieve is dependent on, among other factors, the frequency of merchandise and service innovations, how accurately and timely we predict consumer tastes and preferences regarding sporting goods and outdoor recreation merchandise, the level of consumer demand, the availability of merchandise, the related impact on the demand for existing merchandise, and the competitive environment. Our products must appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. We must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand as we often purchase products from our vendors several months in advance of the proposed delivery. Our failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our merchandise and services and our market share, which could have a material adverse effect on our net sales and results of operations.
An unexpected major shift in consumer demand away from sporting goods, sports and casual apparel and footwear, and outdoor recreation products could have a material adverse effect on our business, results of operations and financial condition. Consumer spending on sporting goods, sports and casual apparel and footwear, and outdoor recreation products could decrease or be displaced by spending on other activities due to a number of factors, including:
•shifts in behavior away from team sports and outdoor activities in favor of media (including social media) and electronics-driven leisure activities;
•state, local and federal government budget cuts on facilities and activities, such as school athletic budgets, parks, ball fields, recreational sports leagues, hunting and fishing services, etc.;
•legal and regulatory changes in federal and state hunting and fishing seasons, bag limits and firearm and ammunition restrictions;
•consumer activism relating to controversial products we may carry, services we may perform, or our corporate philosophy, including those relating to firearms and ammunition, which could cause them to take their retail business elsewhere;
•escalating costs of sporting and outdoor activities due to adverse changes in economic conditions, including rising fuel prices, rising participation fees and rising sporting license fees; and
•natural or man-made disasters (e.g., an oil spill closing large areas of hunting or fishing), including hurricanes, tornadoes, large storms and floods, and the effects of such events on the ability of large urban areas to continue spending on sporting goods and outdoor recreation products.
Total consumer spending may not continue to increase at historical rates due to slowed production growth and shifts in population demographics, and it may not increase in certain product categories given changes in consumer interests and participation rates. Our results of operations could be negatively affected if consumer spending on sporting goods and outdoor recreation products or sports participation rates decline.

Our business is highly dependent upon our ability to purchase brand name merchandise from our vendors at competitive prices. We cannot guarantee that we will be able to acquire such brand name merchandise at competitive prices or on competitive terms in the future. In this regard, brand name merchandise that is in high demand may be allocated by brand name vendors based upon the vendors’ internal criterion which is beyond our control. If we lose any of our brand name vendors or if any of our brand name vendors fail to supply us with their brand name merchandise, we may not be able to meet the demand of our customers for their brand names.
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. For example, the popularity of much of the licensed apparel we offer is dependent on the performance of certain sporting teams throughout the course of the applicable sports seasons. If we overestimate or underestimate the projected success of a certain sports team, we may have to take significant mark-downs of our licensed apparel for that sports team or we may miss the opportunity to sell additional licensed apparel or other products with that sports team’s logo. The success of sporting teams is highly uncertain and difficult to predict. In addition, macro factors, such as the COVID-19 pandemic, may significantly affect whether or not certain sports leagues are able to host their games in their usual seasons, and if they are, whether or not spectators can attend. Our licensed apparel is significantly more popular when spectators are able to attend the games of the sports teams featured on such apparel. If we are not successful in managing our inventory balances, our results of operations may be negatively affected.

The impact of COVID-19 may adversely affect our business and financial results.
The worldwide COVID-19 pandemic has negatively impacted the global and U.S. economies, disrupted consumer spending and global supply chains, and created significant volatility and disruption of labor and financial markets. The COVID-19 pandemic may have an adverse impact on our business and financial performance, including an economic downturn that adversely affects demand for our products, adversely affects our business operations, our customers, team members, facilities, partners, suppliers or distributors, decreases demand for our products, creates delays and inefficiencies in our supply chain, causes shortages of popular merchandise we sell, and makes it difficult for us to timely provide products to our customers. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the continued duration and severity of the pandemic, as well as the rollout and effectiveness of the COVID-19 vaccines, which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, various governmental authorities and we have imposed and may further impose numerous requirements and restrictions on the operations of our facilities that are intended to protect the health and safety of our team members, consumers and communities, including temporary full or partial closures of our stores, distribution centers and corporate headquarters, restrictions on our goods and services eligible for sale, restrictions on the ability of customers and team members to reach our stores and other facilities and the neighboring businesses upon which we rely to drive traffic to our stores, and the closures of schools and businesses that our team members may rely upon for childcare while they work. The situation also has necessitated the imposition of significant new safety measures to which we must adhere to safely serve our customers while also providing for the safety of our team members and suppliers, including limitations on the number of customers and team members allowed in our stores at any given time, shorter operating hours, and increased distancing, face covering, cleaning and sanitization protocols. Each of these necessary measures has substantially increased our operating costs, including, but not limited to, costs incurred to implement the operational changes described above and certain payments to or other costs relating to team members who are not working during the pandemic. These limitations, requirements and decreases, which are unprecedented, unexpected, ongoing and indefinite, have adversely impacted our business and results. For example, during the first quarter 2020, we closed our corporate headquarters, temporarily furloughed a significant portion of our corporate team members, and most of our active corporate team members worked from home due to local shutdown orders. We began partially reopening our corporate headquarters during May 2020 to a limited number of team members and the remainder of our corporate team members returned to our corporate headquarters on June 8, 2020, in accordance with local guidelines. Any need to take these actions again in the future may negatively impact productivity and cause other disruptions to our business.

Our information technology systems and cybersecurity could also be adversely affected due to any significant increase in remote working of our corporate team members due to any quarantines or future closing of our corporate headquarters and in online orders due to a significant increase in online transactions. The operations of our stores, distribution centers, and corporate headquarters could be further restricted, if we deem it necessary or if recommended or mandated by authorities and these measures could have an adverse impact on our sales and profits.

As a result of the COVID-19 pandemic, we may have fewer resources to operate our business and we could also see deterioration in macroeconomic factors that typically affect us. In addition, consumer or team member fears about becoming ill with the disease may continue, which will adversely affect traffic to our stores or supply of labor. Any significant reduction in consumer willingness to visit stores, levels of consumer spending at our stores or team member willingness to staff our facilities, or the further temporary closure of our facilities, relating to the pandemic or its impact on the economy, consumer sentiment or health concerns, could result in a loss of sales and profits and other material adverse effects. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. Any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic could result in a loss of sales and profits and other material adverse effects. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the vendors or factories that manufacture our products, the distributors that distribute our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see further disruptions or delays in shipments and negative impacts to pricing of certain components of our products. The COVID-19 pandemic has already impacted the suppliers of products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured and in some cases due to extreme demand for certain popular or necessary goods or raw materials.

A significant amount of our merchandise is produced in China, and the COVID-19 outbreak in China has resulted in significant governmental measures being implemented in China to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of team members in many regions of the country. These measures in China have resulted in, and may result in further, disruptions to our supply chain, including the temporary closure of third-party manufacturer facilities, interruptions in labor and/or product supply, or restrictions on the export or shipment of our products. As a result, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our third-party manufacturers and suppliers, as well as general limitations on movement in the region, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

The extent to which COVID-19 impacts our results, financial position and liquidity will depend on future developments, including new information which may emerge concerning the severity of the pandemic and any actions or inactions to contain COVID-19 or mitigate its impact, among others, which are highly uncertain and cannot be predicted. The extent of the impact of COVID-19 on our business and financial results will also depend on the duration and spread of the outbreak, including whether there are additional periods of increases or spikes in the number of COVID-19 cases, further mutations or related strains of the virus (or even the threat or perception that this could occur), within the markets in which we operate and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain. Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in the Company becoming a party to litigation claims and/or legal proceedings, including claims relating to our customers or team members getting ill after visiting or working in our stores and other facilities, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation. We may also face further closure requirements and other operational restrictions with respect to some or all of our facilities for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. An extended period of ongoing disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Intense competition in the sporting goods and outdoor recreation retail industries could limit our growth and reduce our profitability.
The market for sporting and outdoor recreation goods is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have substantially greater market presence, name recognition and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:
•mass general merchants;
•large format sporting goods stores;
•traditional sporting goods stores;
•specialty outdoor retailers;
•specialty footwear retailers; and
•catalogue and internet retailers.
Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Traditional competitors have become increasingly promotional and, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing, promotion or delivery strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as the popularity and use of Internet sites and free merchandise shipping continue to increase, our business faces increased competition from various domestic and international sources, including our suppliers. Additionally, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive prices vis-à-vis our competitors. We may require significant capital in the future to sustain or grow our business, including our store and e-commerce activities, due to increased competition, and there is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.

Any failure to protect the integrity, security and use of sensitive or confidential data that we hold relating to us and our customers, team members and vendors, whether as a result of unauthorized disclosure, data loss or a breach of our information technology systems, could result in lost sales, fines and/or lawsuits, a loss of confidence in us, and harm to our reputation, business, results of operations and financial condition.
The secure processing, maintenance, transmission and storage of our customer, team member, vendor and company data is critical to us, and we devote significant resources to protecting this data. We collect and store sensitive and confidential data, including our intellectual property and proprietary business information and that of our vendors, and personally identifiable information of our customers and team members, in our data centers and on our networks. Additionally, the success of our retail stores and online operations depends upon the secure transmission of confidential information, including the use of cashless payments. Our customers provide personal, payment card and gift card information to purchase products or services, enroll in promotional programs, apply for credit, register and make purchases on our website, or otherwise communicate and interact with us. We may share information about such persons with vendors that assist with performing certain aspects of our business.
We and our vendors rely on commercially available information technology security measures, including systems, software, tools, plans and monitoring to provide security for processing, maintenance, transmission and storage of our customer, team member, vendor and company data. Despite the security measures we and our vendors have in place, our facilities and information technology systems, and those of our third-party service providers, may be vulnerable to, and unable to detect and appropriately respond to, security breaches, cyber-security attacks by computer hackers (including ransomware attacks), acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar disruptions. Any security breach could compromise our networks and the data and confidential personal or business information stored there could be accessed, publicly disclosed, misappropriated, destroyed, lost or stolen. In addition, data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our team members or by persons with whom we have commercial relationships that result in the unauthorized release of confidential personal or business information. Any such breach, access, misappropriation, loss or other unauthorized or inadvertent disclosure of confidential information, whether by us or our vendors, could attract a substantial amount of media attention, damage our relationships with our customers, team members and vendors and cause a loss of confidence in us, violate applicable privacy laws and obligations and expose us to costly government enforcement actions or private litigation and financial liability (possibly beyond the scope or limits of our insurance coverage), increase the costs we incur to protect against or remediate such breaches and comply with consumer protection and data privacy laws and obligations or disrupt our operations and distract our management and other key personnel from performing their primary operational duties, any of which could adversely affect our reputation, business, results of operations and financial condition.
Despite our security measures, it is possible that computer hackers or other parties might defeat these security measures and obtain sensitive or confidential data that we hold relating to us and our customers, team members and vendors. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks could require that we expend significant resources related to our information systems and infrastructure and could subject us to additional legal and financial risks, including increased investments in protection technologies, costs to deploy additional personnel, train team members and engage third-party experts and consultants, costs of compliance with privacy laws and obligations, expenses associated with providing our customers with credit protection and potential fees and penalties from our credit card processing partners, any of which could adversely affect our reputation, business, results of operations and financial condition.

A significant portion of the merchandise that we sell is manufactured in foreign countries, including China, which exposes us to various international risks that could have a material adverse effect on our business and results of operations.
A significant portion of the merchandise that we sell, including merchandise we purchase from domestic suppliers and much of our owned brand merchandise, is manufactured in countries such as China, Vietnam, El Salvador and Bangladesh. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” status with the United States for a particular foreign country, delays in shipment, shipping port and ocean carrier constraints, supply and demand constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the United States imposing anti-dumping or countervailing duty orders, tariffs, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ labor, environmental, corruption, workplace safety, or other business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability. Merchandise or raw materials purchased from alternative sources may be of lesser quality or more expensive than the merchandise or raw materials we currently purchase abroad. If any of these or other factors were to cause a disruption of trade from the countries in which our suppliers are located, our inventory levels may be reduced or the costs of our merchandise may increase.
The political, health, safety, security, and economic environments of the countries in which we or our vendors obtain merchandise or raw materials have the potential to materially affect our operations. In the event of disruptions or delays in supply due to economic, political, health, safety or security conditions in foreign countries or their relations with the United States, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. Also, the imposition of trade tariffs, sanctions or other regulations against merchandise imported by us, or the loss of “normal trade relations” status with the countries in which we or our vendors obtain merchandise or raw materials, could significantly increase our cost of products imported into the United States and harm our business. The prices charged for the merchandise that we purchase by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar.
In addition, the federal government periodically considers other restrictions on the importation of products obtained by our vendors and us. If the United States were to withdraw from or materially modify any international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, or if border taxes were implemented, then the goods we import may no longer be available at a commercially attractive price or at all, which in turn could have a material adverse effect on our business, financial condition and results of operations.
A significant amount of our merchandise is produced in China, and increases in the costs of labor and other costs of doing business in China could significantly increase our costs to produce our merchandise and could have a negative impact on our net sales, operating income and net income. Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China, and difficulties in moving products manufactured in China through the ports on the western coast of North America, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, and natural disasters or health pandemics impacting China.
General trade tensions between the United States and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect. The Trump administration, over the past few years, imposed multiple rounds of tariffs on imports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to sales and/or gross margin. Additionally, these tariffs have resulted in and could result in further retaliatory tariff actions by China and could ultimately result in further tariffs on merchandise that we, and many of our vendors, import from China. These tariffs have had an adverse effect on our business, financial condition and results of operations. In response, we have sought alternative suppliers or vendors, raised prices, and made changes to our operations. The continuation of this situation could have further adverse effects on our sales and profitability, results of operations and financial condition. As of our report date, no significant modifications have been enacted relative to the escalated tariffs which impact our business.

We are subject to costs and risks associated with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products and other matters, and such laws may change or become more stringent.
We operate in a complex regulatory and legal environment that exposes us to regulatory, compliance and litigation risks that could materially affect our operations and financial results. We are subject to regulation by numerous federal, state and local regulatory agencies and authorities, including the U.S. Consumer Product Safety Commission, Equal Employment Opportunity Commission, Department of Labor, Occupational Safety and Health Administration, Department of Justice, Department of Treasury, Federal Trade Commission, Customs and Border Protection, Bureau of Alcohol, Tobacco, Firearms and Explosives, SEC, Internal Revenue Service, or IRS, and Environmental Protection Agency and comparable state and local agencies.
Laws and regulations affecting our business may change, sometimes frequently and significantly, as a result of political, economic, social or other events. Some of the federal, state or local laws and regulations that affect us include but are not limited to:
•consumer product safety, product liability or consumer protection laws;
•laws related to advertising, marketing, pricing and selling our products, including but not limited to firearms, ammunition, and related accessories;
•labor and employment laws, including wage and hour laws;
•tax laws or interpretations thereof, including collection of state sales tax on e-commerce sales;
•data protection and privacy laws and regulations;
•environmental laws and regulations;
•hazardous material laws and regulations;
•customs or import and export laws and regulations, including collection of tariffs on product imports;
•intellectual property laws;
•antitrust and competition regulations;
•banking and anti-money laundering regulations;
•Americans with Disabilities Act, or ADA, and similar state and local laws and regulations;
•website design and content regulations; and
•securities and exchange laws and regulations.
We sell firearms, ammunition, and related accessories. Firearms represented less than 8% of our net sales in 2020. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In the future, there may be increased federal, state or local regulation affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations.
Another significant risk relating to our operations is compliance with the FCPA, the UKBA, and other anti-corruption laws applicable to our international operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in bribery and other business practices that are prohibited by the FCPA, the UKBA or other U.S. and foreign laws and regulations applicable to us.
We have internal policies, procedures and standards that we require all of our team members, agents and vendors to meet. Although we have implemented policies, procedures and standards of conduct designed to ensure compliance with the laws or regulations affecting our business, there can be no assurance that all of our team members, agents and vendors will comply with such laws, policies, procedures and standards of conduct. If we or one of our domestic or foreign agents or vendors fails to comply with a law or regulation, including any of the foregoing laws or regulations, or if we or one of our domestic or foreign agents or vendors fails to comply with our required policies, procedures or standards of conduct, then we may be forced to discontinue conducting business with the agent or vendor and we or they may be subject to claims, lawsuits, fines, penalties, loss of a license or permit and adverse publicity or other consequences that could have a material adverse effect on our business, results of operations and financial condition.

We are, and may in the future, be subject to claims, demands and lawsuits, and our insurance or indemnities may not be sufficient to cover damages related to those claims and lawsuits.
From time to time we may be involved in lawsuits, demands or other claims arising in the ordinary course of business. For example, we are, and may in the future, be subject to claims, demands and lawsuits, and we may suffer losses and adverse effects to our reputation, related to:
•injuries or crimes associated with merchandise we sell, that has been associated with an increased risk of injury, including but not limited to firearms, ammunition, firearm accessories, air pistols, crossbows and other archery equipment, knives, deer stands and other hunting equipment, trampolines, wheeled goods such as bicycles and ride-on toys, certain merchandise qualifying as hazardous material and other products;
•product liability claims from customers or actions required or penalties assessed by government agencies relating to products we sell, including but not limited to products that are recalled, defective or otherwise alleged to be harmful;
•the design, purchase, manufacture, import, distribution and sale of our owned brand products;
•the procurement, transportation, storage, distribution and sale of firearms and ammunition, including improper performance of federally mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork);
•municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers, relating to the use of firearms and ammunition;
•the operations of a fleet of trucks for distribution purposes, including transportation of hazardous materials by such fleet;
•the procurement and ownership, leasing or operation of property for retail stores, distribution centers and other corporate needs;
•the alleged infringement upon intellectual property rights to merchandise we sell or technology or services we use, including information technology, marketing and advertising services;
•global sourcing, including international, customs and trade issues;
•real estate issues, including construction, leasing, zoning and environmental issues;
•employment issues, including actions by team members, the Equal Employment Opportunity Commission, the Department of Labor, the Occupational Safety and Health Administration and other federal and state employment agencies;
•commercial disputes, including contractual and business disputes with vendors, landlords, or competitors;
•tort, personal injury and property damage claims related to our stores, e-commerce, distribution centers or corporate headquarters; and
•regulatory compliance, including relating to consumer protection, marketing and advertising, product safety, workplace safety, firearms, ammunition and related accessories, knives, import/export customs, taxes, tariffs, duties, and surcharges, data security and privacy, food and other regulated products, accounting, labor and employment, environmental matters, and hazardous materials.
We sell firearms, ammunition, and related accessories. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with Bureau of Alcohol, Tobacco, Firearms and Explosives and state laws and regulations. Any improper or illegal use by our customers of firearms, ammunition, or related accessories sold by us could have a negative impact on our reputation and business. We are, and may in the future also be, subjected to claims and lawsuits, including potential class actions, relating to our policies and practices on the sale of firearms, ammunition, or related accessories. We are, and may in the future also be, subjected to claims and lawsuits relating to the improper use of firearms, ammunition, or related accessories sold by us, including lawsuits by victims or municipalities or other organizations attempting to recover losses or costs from manufacturers and retailers of firearms, ammunition, and related accessories.
Due to the inherent uncertainties of claims and lawsuits, we cannot accurately predict the ultimate outcome of any such matters. These claims and lawsuits could cause us to incur significant expenses and devote substantial resources to defend against them and, in some cases, we could incur significant losses in the form of settlements, judgments, fines, penalties, injunctions or other orders, as well as negative publicity, that could have a material adverse effect on our business, results of operations and financial condition. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any such assertions could adversely affect our reputation.
We maintain insurance coverage with third-party insurers. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. Liability insurance coverage is expensive and there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If we or other industry participants sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage could have a material adverse effect on us.
Any insurance we carry, including the aforementioned insurance coverage, reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. To offset negative insurance market trends, we may elect to self-insure, accept higher insurance deductibles or reduce the amount of insurance coverage in response to market changes. Additionally, we self-insure a portion of expected losses under our workers’ compensation, general liability, Academy, Ltd. Texas Work Injury Benefit Plan, and group health insurance programs. We use the services of independent actuaries for loss adjustment expense reserve analyses for the aforementioned lines of insurance. Liabilities associated with these lines of insurance are based on actual claim data and estimates of incurred but not reported claims, developed using actuarial methodologies, and may be based on historical claim trends, industry factors, claim development, as well as other actuarial assumptions. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition.
We require many of our vendors to carry their own insurance, and we have indemnity agreements with many of our vendors, but we cannot be assured that (1) any specific claim or lawsuit will be subject to a vendor’s insurance or indemnity agreement, (2) our vendors will carry or maintain such insurance coverage or meet their indemnity obligations or (3) we will be able to collect payments from our vendors sufficient to offset liability losses or, in the case of our owned brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all.
With all claims and lawsuits, however, there is a risk that liabilities, fines and losses may not be covered by insurance or indemnity or may exceed insurance or indemnity coverage.

Problems with operating, updating or implementing our information technology systems could disrupt our operations and negatively impact our business operations and materially and adversely affect our financial results.
The efficient operation of our business is dependent on the successful integration and operation of our information technology systems. For examples, we rely on our information technology systems to effectively manage our merchandise planning and replenishment, warehousing and distribution, store operations, e-commerce, and customer transactions, optimize our overall inventory levels, process financial information and sales transactions, prevent data breaches and credit card fraud, communications, support services, and comply with legal and regulatory obligations.
Our information technology systems, if not functioning properly, could disrupt our ability to track, record, and analyze sales and inventory and could cause disruptions of operations, including, among other things, our ability to order, process and ship inventory, process financial information including credit card transactions, prevent data breaches and credit card fraud, process payrolls or vendor payments or engage in other similar normal business activities. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations), catastrophic events such as fires, floods, tornadoes, earthquakes and hurricanes, and usage errors by our associates. Although we attempt to mitigate the risk of possible business interruptions by employing customary strategies, any material disruption, malfunction or any other similar problem in or with our information technology systems could negatively impact our business operations and materially and adversely affect our financial results.

From time to time, our computer and information technology systems may require upgrade, enhancement, integration and/or replacement for us to maintain successful current operations and achieve future sales and store growth.
Updating our existing information technology systems subjects us to numerous risks, including:
•loss of information;
•disruption of normal operations;
•changes in accounting or other operating procedures;
•changes in internal control over financial reporting or general computer controls;
•problems maintaining accuracy of historical data;
•allocation and dedication of key business resources to the updating of existing systems;
•ability to attract and retain adequate experienced technical resources and third-party contractors for the updating of existing systems;
•unknown impact on remaining systems;
•adequacy of training and change management to address critical changes in business processes and job functions; and
•updated information technology system ultimately does not meet the needs of the business.
Any failure to successfully update our information technology systems, and any missteps, delays, cost overruns, vendor disputes, technical challenges or other similar issues that may arise during the updating of our information technology systems, could have a material impact on our business, financial condition, results of operations, internal controls over financial reporting and ability to manage our business effectively.
From time to time, we may undertake initiatives involving numerous information technology systems, including our merchandise management, warehouse management, point of sale, e-commerce, data security, credit card fraud detection, financial reporting, and labor management systems. While each of these information technology systems initiatives is intended to further improve and enhance our information technology systems, our failure to timely, properly or adequately implement these systems initiatives could result in increased costs or risks, the diversion of our management’s and team members’ attention and resources and could materially adversely affect our results of operations, our internal controls over financial reporting or general computer controls, our ability to manage our business effectively and possible disruption of our business operations or financial reporting.

We depend on approximately 1,200 suppliers to supply us with the merchandise we purchase for resale and our significant dependence on these suppliers exposes us to risks associated with disruption in supply and losses of merchandise purchasing incentives that could have a material adverse effect on our business and results of operations.
We depend on approximately 1,200 suppliers to supply us in a timely and efficient manner with the merchandise we sell. Our significant dependence on these suppliers exposes us to various risks that could have a material adverse effect on our business and results of operations. In 2020, purchases from our largest vendor represented approximately 12% of our total inventory purchases. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. If there is a disruption in supply from a principal supplier (which can occur for various reasons in or out of the control of these suppliers, including the measures taken by the Chinese government or other governments in response to the recent COVID-19 coronavirus outbreak), we may experience merchandise out-of-stocks, delivery delays or increased delivery costs, or otherwise be unable to obtain the same merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all, which could materially affect our results of operations and our customers’ confidence in us. Changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. The formation and/or strengthening of business partnerships between our suppliers and our competitors could directly alter the available supply of merchandise we desire to sell, which could have a material adverse effect on the level of customers purchasing merchandise from us and, thus, our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations.

Harm to our reputation could adversely impact our ability to attract and retain customers, team members, vendors and/or other partners.
Negative publicity or perceptions involving us or our brands, products, team members, operations, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers, team members, vendors and/or other partners. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include failure of our cybersecurity measures to protect against data breaches, product liability and product recalls, our social media activity, failure to comply with applicable laws and regulations or enforce our own policies, our policies related to the sale of firearms, ammunition and accessories, our policies relating to the COVID-19 pandemic, public stances on controversial social or political issues, and any of the other risks enumerated in these risk factors. As part of our marketing efforts, we rely on social media platforms and other digital marketing to attract and retain customers. A variety of risks are associated with our social media activity and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our customers, team members or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to us or our brands, products, team members, operations, vendors, spokespersons or partners could harm our business, results of operations and financial condition, regardless of the information’s accuracy, and the harm may be immediate without affording us an opportunity for redress or correction. Furthermore, the prevalence of news coverage, the internet, and social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

A failure of our third-party vendors of outsourced business services and solutions to meet our performance standards and expectations could adversely affect our operations.
As part of our long-term strategy, we look for opportunities to cost-effectively enhance the capabilities of our business services. In some cases, we outsource certain business services and solutions, and rely on the third-party vendors of these business services and solutions, to support a variety of our business functions, including portions of our information technology and management information systems, data security and credit card fraud detection, supply chain (including product manufacturers, logistics service providers or independent distributors), retail operations, administrative services and other core business functions. While we believe we conduct appropriate due diligence before entering into agreements with these third-parties, if we fail to properly manage these vendors or if they fail to meet, or are prevented from meeting, our performance standards and expectations, then our reputation, sales, and results of operations could be adversely affected. Any significant interruption in the operations of these service providers, over which we have no control, could also have an adverse effect on our business. In addition, we could face increased costs associated with finding replacement service vendors or hiring new team members to provide these business services and solutions in-house.

We may not be able to continue our store growth plans successfully or continue to manage our growth effectively, and our new stores may not generate sales levels necessary to achieve store-level sales or profitability comparable to that of our existing stores, which could materially and adversely affect our business, financial condition and results of operations.
Our strategy includes opening stores in existing markets and, from time to time, new markets. We must successfully choose our store sites, execute favorable real estate transactions on terms that are acceptable to us, construct and equip the stores with furnishings and appropriate merchandise, hire and train competent personnel and effectively open and operate these new stores and integrate the stores into our operations, and we may need to expand our distribution infrastructure, including the addition of new distribution centers. Our plans to increase our number of retail stores will depend in part on the availability of existing retail stores or store sites. A lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. We cannot expect that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs, available credit to landlords and developers and landlord bankruptcies could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

We lease our stores under operating leases with terms of 15 to 20 years, and we generally cannot cancel these leases at our option. If a store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
In addition, our expansion in new and existing markets may present competitive, merchandising, marketing, human resources, distribution and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, maintaining our levels of customer service, training our store team members, additional information to be processed by our management information systems and diversion of our management’s attention from operations, such as the control of inventory levels in our stores. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we become increasingly reliant on entry into new markets to grow, we may face additional risks and our results of operations could suffer. To the extent that we are not able to meet new challenges, our sales could decrease and our operating costs could increase.
There also can be no assurance that we will be able to continue our expansion plans successfully or continue to manage our growth effectively, or that our new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of our existing stores. Our continued growth also depend in large part, upon our ability to open new stores in a timely manner and to operate them profitably. In 2020, we stopped our store openings and have maintained a cautionary approach toward store expansion in the current retail environment, and we may not open another new store until 2022. A slower than expected pace of new store openings may negatively impact our net sales growth and operating income. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operation. We may not be able to advertise cost-effectively in new or large markets in which we have less store density, which could slow sales growth at such stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our new stores or maintain adequate warehousing and distribution capability to support our new stores at acceptable costs. Thus, our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

Our e-commerce activities expose us to various risks that could have a material adverse impact on our overall results of operations.
Our customers are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and on-line for our products. Our business has become increasingly omnichannel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. We utilize our own e-commerce platform that allows us to control our customer experience without relying on a single third-party provider. Maintaining and continuing to improve our e-commerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. Our e-commerce operations are subject to numerous risks that could have a material adverse impact on our overall results of operations, including:
•expansion of our sales across the United States, thereby, subjecting us to the regulatory and other requirements of the 50 states;
•website operating issues, including website availability, system reliability, website operation, Internet connectivity, website errors, computer viruses, telecommunication failures, electronic break-ins or similar disruptions;
•the need to keep pace with rapid technological change and maintain investments necessary for our e-commerce operation;
•legal compliance issues related to the online sale of merchandise;
•intellectual property litigation related to the enforcement of patent rights;
•privacy and personal data security;
•protection against credit card and gift card fraud;
•fulfillment, inventory control and shipping issues for e-commerce transactions;
•tax issues, including state sales tax collection for e-commerce transactions;
•hiring, retention and training of personnel qualified to conduct our e-commerce operation;

•ability to procure adequate computer hardware and software and technology services and solutions from third-party providers; and
•reduction in visits to, diversion and/or cannibalization of sales from, existing retail stores.
Our e-commerce activities also carry challenges such as identifying our e-commerce customer, marketing our website, establishing a profitable on-line merchandising mix, managing shipping costs to our customers, setting prices to compete against other on-line retailers, maintaining website content, timely and accurately fulfilling orders, integrating our e-commerce business with our store operations, and growing the operation as part of our overall strategic plan. If we do not successfully manage the risks and navigate the challenges associated with our e-commerce activities, it could have a material adverse effect on our results of operations. Further, governmental regulation of e-commerce continues to evolve in such areas as marketing and advertising, taxation, privacy, data protection and privacy, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, the design and operation of websites and the characteristics and quality of products and services. Unfavorable changes to regulations in these areas could have a material adverse impact on our e-commerce activities.

Our owned brand merchandise exposes us to various risks generally encountered by companies that source, manufacture, market and retail exclusive owned brand merchandise.
In addition to national brand merchandise, we offer customers owned brand merchandise that is primarily sold exclusively by Academy. The sale of owned brand merchandise subjects us to certain risks, including:
•our ability to successfully and profitably conduct sourcing and manufacturing activities internally or with third-party agents, manufacturers and distributors;
•our failure or our manufacturers’ failure to comply with federal, state and local regulatory requirements, including product safety, working age and conditions, anti-corruption, import and customs and retail sale restrictions;
•potential mandatory or voluntary product recalls;
•claims and lawsuits resulting from injuries associated with the use of our owned brand merchandise;
•our ability to successfully protect our intellectual property or other proprietary rights (e.g., defending against counterfeit, knock-offs, grey-market, infringing or otherwise unauthorized goods);
•our ability to successfully navigate and avoid claims related to the intellectual property or other proprietary rights of third parties;
•our ability to successfully administer and comply with the obligations under license agreements that we have with the licensors of brands, including in some instances certain sales minimums that if not met could cause us to lose the licensing rights or pay damages;
•sourcing and manufacturing outside the United States, including foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in foreign countries, exchange rate and import duty fluctuations and conducting activities with third-party manufacturers; and
•increases in the price of raw materials used in the manufacturing of our owned brand merchandise and other risks generally encountered by entities that source, manufacture, market and retail owned brand merchandise.
Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

A disruption in the operation of our distribution centers would affect our ability to deliver merchandise to either our stores or customers, which could adversely impact our revenues and harm our business and financial results.
We operate three distribution centers located in Katy, Texas, Twiggs County, Georgia, and Cookeville, Tennessee, to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution centers. As a result of damage to, or prolonged interruption of, operations or inventory at any of these facilities, or with respect to third-party transportation providers, due to a work stoppage, labor shortage, operations significantly below historical efficiency levels, supply chain disruption, inclement weather, natural or man-made disasters, system failures, slowdowns or strikes, acts of terror or other unforeseen events in the areas or regions of these facilities could impair our ability to adequately stock our stores, process returns of products to vendors and ship product to our e-commerce customers, thereby adversely affecting our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to reopen or replace these distribution centers.

Although we maintain business interruption and property insurance for these facilities, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if our distribution centers are shut down or interrupted for any unplanned reason.

Our quarterly operating results and comparable sales may fluctuate due to seasonality and other factors outside of our control.
We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter. If we miscalculate the demand for our products generally or for our product mix during certain holiday or sporting seasons, our net sales could decline resulting in lower margins, higher labor costs as a percentage of sales and excess inventory, which would harm our financial performance.
Our quarterly results of operations and comparable sales have historically fluctuated, and may continue to fluctuate, as a result of factors outside our control, including:
•general regional and national economic conditions;
•consumer confidence in the economy;
•unseasonal or extreme weather conditions, natural or man-made disasters (such as snow storms, hurricanes, tornadoes, floods, pandemics, and civil disturbances);
•catastrophic or tragic events (such as tragedies involving firearms or public health pandemics) in or affecting our markets;
•changes in demand for the products that we offer in our stores;
•lack of new product introduction;
•lockouts or strikes involving professional sports teams;
•retirement of sports superstars used in marketing various products;
•sports scandals, including those involving leagues, associations, teams or athletes with ties to us or our markets;
•costs related to the closure of existing stores;
•litigation;
•the success or failure of college and professional sports teams in our markets;
•expansion of existing or entry of new competitors into our markets;
•consolidation of competitors in our markets;
•shift in consumer tastes and fashion trends;
•calendar shifts or holiday or seasonal periods;
•the timing of income tax refunds to customers;
•changes in laws and regulations, politics or consumer advocacy affecting our business, including sentiment relating to the sale of firearms and ammunition;
•cancellations of tax-free holidays in certain states;
•pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•changes in other tenants or landlords or surrounding geographic circumstances in the shopping centers in which we are located.
Our quarterly operating results and comparable sales may also be affected by the timing of new store openings and the relative proportion of new stores to mature stores, the level of pre-opening expenses associated with new stores and the amount and timing of net sales contributed by new stores. Furthermore, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of upcoming new store openings.

The occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying or staffing our stores or distribution centers or fulfilling out e-commerce orders, especially during peak shopping seasons.
Unforeseen events, including public health issues such as contagious viruses, natural disasters such as earthquakes, hurricanes, tornadoes, snow or ice storms, floods and heavy rains, and man-made disasters such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores. Socio-political factors, such as civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our store base, may also result in decreased discretionary spending, property damage and/or business interruption losses. For example, we may face losses related to the civil unrest in the United States, such as the civil unrest that occurred in late May 2020 in response to reported incidents of police violence. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business, resupply or staff our stores, distribution centers or corporate headquarters or fulfill our e-commerce orders, especially during peak shopping seasons, and through lost sales. We believe that we take reasonable precautions to prepare particularly for unforeseen catastrophic or weather-related events; however, our precautions may not be adequate to deal with such events in the future. As these events occur in the future, if they should impact areas in which we have our corporate headquarters, a distribution centers or a concentration of retail stores or vendor sources, such events could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect our intellectual property or avoid the infringement of third-party intellectual property rights could be costly and have a negative impact on our results of operations.
We believe that our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our owned brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous and Outdoor Gourmet, and our goodwill, designs, names, slogans, images and trade dress associated with these brands, are valuable assets, essential to our success and our competitive position due to their name recognition with customers. The unauthorized use or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. In addition, any infringement or other intellectual property claim made by or against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, cause us to discontinue affected products, distract key resources from our core business or require us to enter into royalty or licensing agreements. As a result, any such claim made by or against us or our failure to protect our intellectual property could have an adverse effect on our results of operations.

Our business is significantly dependent on our ability to meet our labor needs.
The success of our business depends significantly on our ability to hire and retain quality team members, including store managers, Enthusiasts and other store team members, distribution center team members, and corporate directors, managers and other personnel. We plan to expand our team member base to manage our anticipated growth. Competition for non-entry-level personnel, particularly for team members with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store team members are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and the COVID-19 pandemic.
Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has proposed rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain store-level team members capable of providing a high level of customer service, skilled distribution center team members or other qualified personnel, our business could be materially adversely affected.
Although none of our team members are currently covered under collective bargaining agreements, we cannot guarantee that our team members will not elect to be represented by labor unions in the future. If some or our entire workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practice, it could have a material adverse effect on our business, financial condition and results of operations.

Our stores are located primarily in the southern United States which could subject us to regional risks.
Because our stores are located primarily in the southern United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes. Man-made disasters, such as an oil spill in the Gulf of Mexico, a nuclear power plant crisis or other events, may also impact our regional area. We sell a significant amount of merchandise related to outdoor activities which can be adversely affected by such events that may postpone the start of or shorten sports seasons or inhibit participation in other outdoor activities or otherwise have a significant impact on our operations. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. If a region of our stores’ footprint suffers an economic downturn or any other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program.

Fluctuations in merchandise costs and availability due to fuel price uncertainty, demand changes, increases in commodity prices, labor shortages and other factors could negatively impact our consolidated and combined results of operations.
The cost of our merchandise is affected, in part, by the price of raw materials. A substantial rise in the price of raw materials could dramatically increase the costs associated with manufacturing the merchandise that we purchase from our suppliers, which could cause the price of our merchandise to increase and could have a negative impact on our sales and profitability. In addition, increases in commodity prices could also adversely affect our results of operations. If we increase the price for our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations.
We rely upon various means of transportation, including ships and trucks, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon numerous factors affecting transportation, including the price of fuel and the availability of trucks and ships. The price of fuel and demand for transportation services has fluctuated significantly over the last few years, and has resulted in increased costs for us and our vendors. In addition, changes in regulations may result in higher fuel costs through taxation, transportation restrictions or other means. Fluctuations in transportation costs and availability could adversely affect our results of operations.
Labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the shipping and trucking industry to deliver products to our distribution centers and our stores. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores.
Difficulties in moving products manufactured overseas and through the ports of North America, whether due to port congestion, government shutdowns, labor disputes, product regulations and/or inspections or other factors, including natural disasters or health pandemics, could negatively affect our business.

We depend on key personnel in order to support our existing business and future initiatives and may not be able to retain or replace these team members recruit additional qualified personnel or effectively manage succession.
Our future success may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our senior executives and team members. Our senior executive team closely supervises all major aspects of our business, including the design and development of our strategy, and procurement of merchandise; operation of our information technology platforms, supply chain, and store network; development and retention of critical talent; and financial planning, reporting and compliance. Our senior executive team has substantial experience and expertise in our retail business, and serves an integral role in the growth and support of our various initiatives. If we were to lose the leadership of senior executives or other key team members, our business could be adversely affected. In addition, if significant unexpected turnover occurs at the team member level, the loss of the services of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Competition for such qualified talent is intense, and we cannot be sure we will be able to find suitable successors promptly, or at all, or to successfully integrate any successors, or that we will be able to attract, retain, and develop a sufficient number of qualified individuals in future periods.

We are subject to payment-related risks.
For our sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could harm our brand, reputation, business and results of operations.

We may pursue strategic acquisitions, which could have an adverse impact on our business, as could assimilation of companies following acquisition.
Although we have never done so in the past, we may from time to time acquire companies or businesses in the future. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate companies or businesses that we acquire, including their personnel, financial systems, distribution, operations and general store opening procedures. If we fail to successfully integrate acquisitions, our business could suffer. In addition, the integration of any acquired business and their financial results may adversely affect our results of operations.

Our success depends on the effectiveness of our marketing and advertising programs.
Brand marketing and advertising significantly affect sales at our locations, as well as e-commerce sales. Our marketing and advertising programs may not be successful, which may prevent us from attracting new customers and retaining existing customers. If sales decline, we will have fewer funds available for marketing and advertising, which could materially and adversely affect our revenues, business and results of operations. As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased customer or team member engagement. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and sales could decline.

Risks Related to Our Indebtedness

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
As of January 30, 2021, we had approximately $400.0 million outstanding under the Term Loan and $400.0 million outstanding under the Notes, all of which is secured. As of January 30, 2021, we had no borrowings outstanding under the ABL Facility, an available borrowing capacity under the ABL Facility of approximately $718.8 million (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $25.4 million, $20.1 million of which were issued under the ABL Facility.

Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments. The Term Loan requires quarterly principal and cash interest payments through September 30, 2027. The ABL Facility matures on November 6, 2025, subject to a springing maturity clause which is triggered 91 days before the November 6, 2027 maturity of the Term Loan should it not be paid off or extended at least 91 days beyond the November 6, 2025 maturity date of the ABL Facility. The Notes require semi-annual payments of interest (in arrears) and matures on November 15, 2027.
Our substantial indebtedness reduces the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations and limits our ability to:
•obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into joint ventures;
•react to changes or withstand a future downturn in our business, the industry or the economy in general;
•meet store growth, distribution center expansion, e-commerce growth, budget targets and forecasts of future results;
•engage in business activities, including future opportunities that may be in our interest; and
•react to competitive pressures or compete with competitors with less debt.
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
If we are unable to generate sufficient cash flow to permit us to make scheduled service payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the ABL Facility could terminate their further commitments to loan money and our secured lenders under the Term Loan and the ABL Facility and/or holders of the Notes could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Despite our high level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.
Despite our high level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of January 30, 2021, we had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $718.8 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan by up to the greater of (x) $480.0 million and (y) 100% of the Consolidated EBITDA (as defined in the Term Loan), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

If we are unable to generate sufficient cash to service all of our indebtedness, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.
If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Thus, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the ABL Facility could terminate their further commitments to loan money and our secured lenders under the Term Loan and the ABL Facility and/or holders of the Notes could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•prepay, redeem or repurchase certain debt;
•make loans, investments and other restricted payments;
•sell or otherwise dispose of assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
Additionally, at certain times, the ABL Facility requires maintenance of a certain minimum adjusted fixed charge coverage ratio. Our ability to comply with the covenants and restrictions contained in our credit agreements and indenture may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired.
A breach of the covenants under one of these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could have a material adverse effect on our business, results of operations and financial condition. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt principal and/or related interest payments and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, an event of default under the credit agreement governing our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under secured indebtedness, the lenders/holders of such indebtedness could proceed against the collateral granted to them to secure that indebtedness, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Term Loan and ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We use interest rate swap agreements to hedge market risks relating to possible adverse changes in interest rates with the intent of reducing volatility in our cash flows due to fluctuations in interest rates. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligations under the applicable derivative instrument.
LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities, our interest rate swap agreement or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

If the financial institutions that are lenders under the ABL Facility fail to extend credit under the facility or reduce the borrowing base, our liquidity and results of operations may be adversely affected.
One of our sources of liquidity is the ABL Facility. Each financial institution that is a lender under the ABL Facility is responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the ABL Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. In addition, the lenders under the ABL Facility may reduce the borrowing base under the facility in certain circumstances, which could adversely impact our liquidity and results of operations.

Our high level of indebtedness may hinder our ability to negotiate favorable terms with our landlords, vendors and suppliers, which could negatively impact our operating performance and, thus, could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
Our new store profitability is partially attributable to our ability to negotiate attractive rental rates with our landlords and to secure sale-leaseback financing at attractive cap rates. Our high level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable rental rates for our new store locations or expiring existing store leases or secure sale-leaseback financing. This could negatively impact the profitability of new and existing stores and potentially limit the number of viable new store locations or replacement store locations for expiring store leases.
Our successful retail strategy is partially attributable to our ability to negotiate favorable trade terms with our vendors. Our high level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable trade terms from our current or future merchandise vendors, including pricing, payment, delivery, inventory, transportation, defective and marketing allowances and other terms, and may increase our need to support merchandise purchases with letters of credit. We may also be unable to negotiate favorable trade terms for our current or future service and non-merchandise vendors, including vendors that assist us in critical aspects of the business such as real estate, transportation and logistics, customs, hazardous material and firearm compliance, warehousing and storage, insurance and risk management, procurement, marketing and advertising, store and online operations and information technology. This could negatively impact the profitability of our business and our ability to effectively compete against other retailers. Thus, our high level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.

Risks Related to the Ownership of Our Common Stock

We are a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of other companies that are subject to such requirements.
Investment entities owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), or the KKR Stockholders, collectively beneficially own approximately 54.5% of the voting power of common stock (see Note 1 to the financial statements included within this Annual Report). As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:
•a majority of our board of directors consist of “independent directors” as defined under the rules of Nasdaq;
•our director nominees be selected, or recommended for our board of directors’ selection by a nominating/governance committee comprised solely of independent directors; and
•the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors.
Because we utilize these exemptions, we do not have a majority of independent directors, our compensation committee and nominating and governance committee do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

KKR Stockholders control us and their interests may conflict with yours in the future.
KKR Stockholders collectively own approximately 54.5% of the voting power of our common stock (see Note 1 to the financial statements included within this Annual Report). KKR Stockholders are able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR Stockholders and their affiliates retain significant ownership of us. KKR Stockholders and their affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR Stockholders continue to own a significant amount of our voting power, even if such amount is less than 50%, KKR Stockholders are able to strongly influence or effectively control our decisions and, so long as KKR Stockholders and their affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, KKR Stockholders are able to appoint individuals to our board of directors under our stockholders agreement. See “Certain Relationships and Related Party Transactions—Stockholders Agreement.” The interests of KKR Stockholders may not coincide with the interests of other holders of our common stock.
In the ordinary course of their business activities, KKR Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that any of KKR Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR Stockholders and their affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, KKR Stockholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
In addition, KKR Stockholders and their affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any acquisition of the Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We incur additional costs and associated with the requirements of being a public company, and our management is required to devote substantial time to compliance, adding complexity to running our business.
As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements and costs of recruiting and retaining non-executive directors. We also incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and costs in connection with continued listing on Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our efforts to comply with these rules and regulations increase our legal and financial compliance costs and to make some activities more time-consuming and/or costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price, and any failure to maintain financial controls could result in our financial statements becoming unreliable
As a public company, we have significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the annual report for the fiscal year ended January 29, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.
We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Our stock price may be highly volatile or may decline regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our common stock may be highly volatile and may be adversely affected due to a number of factors, most of which we cannot control, including those listed elsewhere under this “Risk Factors” section, and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of sporting goods and outdoor recreation retail companies;
•additions or departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors our suppliers of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•changes in preference of our customers and our market share;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in business or regulatory conditions;
•future sales of our common stock or other securities;
•investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•changes in the way we are perceived in the marketplace, including due to negative publicity or campaigns on social media to boycott certain of our products, our business or our industry;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our common stock;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, epidemics, pandemics, natural disasters, war, acts of terrorism, civil unrest or responses to these events.
Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our common stock.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 209 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under our New Academy Holding Company, LLC 2011 Unit Incentive Plan, or 2011 Equity Plan, our 2020 Omnibus Incentive Plan, or 2020 Equity Plan, and our new 2020 Employee Stock Purchase Plan, or ESPP. See “Executive Compensation—Equity Compensation Plans.” Any common stock that we issue, including under our 2011 Equity Plan, 2020 Equity Plan, ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock in this offering. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreements, or indentures, and other indebtedness we may incur, and such other factors as our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

Academy Sports and Outdoors, Inc. is a holding company and depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.
Our operations are conducted through our wholly owned subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings of, and the receipt of funds from, our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our indebtedness may restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our existing stockholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of January 30, 2021, we had 91,114,475 shares of our common stock outstanding. Of the outstanding shares, the 31,232,495 shares sold in the IPO and in the secondary offering we completed in January 2021 (the “Secondary Offering”) are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, including our directors, executive officers and other affiliates (including affiliates of the Sponsors).
59,042,759 shares of common stock held by affiliates of the KKR Stockholders, MSI 2011 LLC, and certain of our directors and executive officers as of January 30, 2021, representing approximately 64.8% of the total outstanding shares of our common stock as of January 30, 2021, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
In connection with our IPO and the Secondary Offering, we, our directors and executive officers and holders of substantially all of our outstanding common stock prior to the IPO signed lock-up agreements with the underwriters that, subject to certain exceptions, restrict the disposition of, or hedging with respect to, the shares of our common stock or securities convertible into or exchangeable for shares of common stock, each held by them for 90 days (or in the case of the executive officers other than our chief executive officer and our chief financial officer, 60 days) following January 25, 2021, except with the prior written consent of Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC.
In addition, pursuant to a registration rights agreement, the KKR Stockholders, MSI 2011 LLC, and MG Family Limited Partnership each have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising its registration rights and selling a large number of shares, the KKR Stockholders, MSI 2011 LLC, and MG Family Limited Partnership could cause the prevailing market price of our common stock to decline. Certain of our other stockholders have “piggyback” registration rights with respect to future registered offerings of our common stock. The shares covered by registration rights represent approximately 65% of our total common stock outstanding as of January 30, 2021. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
14,629,862 shares of our common stock subject to our outstanding options or subject to issuance under our 2011 Equity Plan, our 2020 Equity Plan and the ESPP have been registered with a registration statement on Form S-8 and will be available for sale in the open market, subject to limitations in the management stockholder’s agreements. The initial registration statement on Form S-8 covered 15,983,311 shares of our common stock. As of January 30, 2021, there were stock options outstanding to purchase a total of 9,231,403 shares of our common stock and 1,387,707 shares of our common stock subject to restricted stock units. In addition, as of January 30, 2021, 4,940,723 shares of our common stock were reserved for future issuance under our incentive plans.
As restrictions on resale end, or if the existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if our operating results do not meet their expectations, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock without stockholder approval;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if KKR Stockholders and their affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors; and
•that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of shares of common stock entitled to vote generally in the election of directors if KKR Stockholders and their affiliates cease to beneficially own at least 40% of shares of common stock entitled to vote generally in the election of directors.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. See “Description of Capital Stock.”

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 50 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts will be the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to bring a suit in a different judicial forum than they may otherwise choose for disputes with us or our directors, officers, team members or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, which already provides that such claims must be bought exclusively in the federal courts. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not be deemed to have waived our compliance with these laws, rules and regulations.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other team members or stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial conditions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered at 1800 North Mason Road, Katy, Texas, 77449. The following table sets forth the location, use and size of our corporate and distribution center facilities as of January 30, 2021:

Location	Use	Approximate Square Footage
Katy, Texas	Corporate Office Building 1	400,000	(1)
Katy, Texas	Corporate Office Building 2	200,000	(2)
Katy, Texas	Bulk Warehouse	200,000	(3)
Katy, Texas	Distribution Center	1,400,000	(4)
Twiggs County, Georgia	Distribution Center	1,600,000	(5)
Cookeville, Tennessee	Distribution Center	1,600,000	(6)
Kowloon, Hong Kong	Global Sourcing Office	5,000	(7)
(1) 20 year lease entered in 2007.
(2) 20 year lease entered in 2015.
(3) 20 year lease entered in 2016.
(4) 20 year lease entered in 2007. Five year extension to original term entered in 2020.
(5) 20 year lease entered in 2012. Five year lease extension to original term entered in 2020.
(6) 20 year lease entered in 2016. Three year lease extension to original term entered in 2020.
(7) Two year lease entered in 2020.

We lease all of our stores. Our initial store lease terms are typically 15 to 20 years with various renewal options and lease escalation structures. We believe that all of our leases are entered into at then-prevailing market lease rates. As of January 30, 2021, our total leased store square footage was approximately 18.3 million square feet.

Item 3. Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.
Included in the matters discussed above are nine lawsuits filed against us between December 2017 and November 2019 in Texas state judicial courts located in Bexar County, Texas, by 79 plaintiffs on behalf of certain victims of a November 2017 shooting in Sutherland Springs, Texas. These cases, which present substantially similar issues of law and fact, relate to the April 2016 sale by one of our stores of a firearm and magazine that were alleged to have been used in the Sutherland Springs incident. The plaintiffs seek monetary relief ranging from $1 million to over $150 million and, in some cases, injunctive relief to prohibit us from selling certain firearms in Texas to residents of states where such a sale would violate their home state’s applicable firearm laws. The Supreme Court of Texas heard oral arguments relating to our motions for summary judgment to dismiss certain of the cases in October 2020, with the remainder of these cases stayed pending the Supreme Court of Texas’ decision. We believe that these cases are without merit and intend to contest them vigorously, particularly given that the sale and transfer of the firearm and the magazine complied with all applicable laws and that the purchaser passed a criminal background check at time of purchase. The ultimate outcome of these cases, however, cannot be determined at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Academy's common stock began trading on the Nasdaq Global Select Market, or Nasdaq, under the symbol "ASO" on October 2, 2020. Prior to that date, there was no public market for our common stock.

Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq US Benchmark Retail Index and the Russell 3000 Index for our fiscal year 2020, commencing October 2, 2020 (the Company’s initial day of trading). All values assume a $100 initial investment at the opening price of the Company’s common stock on the Nasdaq and data for the Nasdaq US Benchmark Retail Index and the Russell 3000 Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal month-end values based on the last trading day of each fiscal month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
10/2/2020
10/31/2020
11/28/2020
1/2/2021
1/30/2021
ASO, Inc.
Nasdaq US Benchmark Retail Index
Russell 3000 Index

Issuer Purchases of Equity Securities
During the fiscal year ended January 30, 2021, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Holders

As of March 30, 2021, there were 38 holders of record of ASO, Inc.'s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividends

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreements, our indenture governing the Notes and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Item 6. Selected Financial Data

Not applicable. Our historical financial statements can be found on the SEC website (www.sec.gov), as well as our Investor Relations site (investors.academy.com).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 30, 2021 (this "Annual Report").
This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" section of this Annual Report.
Any reference in this Annual Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Unless otherwise specified, all comparisons or changes regarding 2020 are made to 2019.
All statements in this Annual Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Our fiscal year represents the 52- or 53- week period ending on the Saturday closest to January 31. All references in this discussion and analysis to "2020", "2019" and "2018" or like terms relate to our fiscal years as follows:

Fiscal Year	Ended	Weeks
2020	January 30, 2021	52
2019	February 1, 2020	52
2018	February 2, 2019	52

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

We sell a range of sporting and outdoor recreation products, including sporting equipment, apparel, footwear, camping gear, patio furniture, outdoor cooking equipment, and hunting and fishing gear, among many others. Our strong merchandise assortment is anchored by our broad offering of year-round items, such as fitness equipment and apparel, work and casual wear, folding chairs, wagons and tents, training and running shoes, and coolers. We also carry a deep selection of seasonal items, such as sports equipment and apparel, seasonal wear and accessories, hunting and fishing equipment and apparel, patio furniture, trampolines, play sets, bicycles, and severe weather supplies. We provide locally relevant offerings, such as crawfish boilers in Louisiana, licensed apparel for area sports fans, baits and lures for area fishing spots, and beach towels in coastal markets. Our value-based assortment also includes exclusive products from our portfolio of 19 owned brands.
As of January 30, 2021, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states. Our stores are supported by over 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, www.academy.com. We are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our buy-online-pickup-in-store ("BOPIS") program, which we launched in 2019.
The following table summarizes store activity for the periods indicated:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Beginning stores	259	253	244
Q1 new stores	—	1	2
Q2 new stores	—	2	3
Q3 new stores	—	5	4
Q4 new stores	—	—	—
Closed	—	(2)	—
Ending stores	259	259	253

Relocated stores	—	—	3

Trends and Other Factors Affecting Our Business
Various trends and other factors affect or have affected our operating results, including:
Overall Economic Trends. All of our sales are generated within the United States, making our results of operations highly dependent on the U.S. economy and U.S. consumer discretionary spending. Macroeconomic factors that may affect customer spending patterns, and thereby our results of operations, include, but are not limited to: health of the economy; consumer confidence in the economy; financial market volatility; wages, jobs and unemployment trends; the housing market, including real estate prices and mortgage rates; consumer credit availability; consumer debt levels; gasoline and fuel prices; interest rates and inflation; tax rates and tax policy; immigration policy; import and customs duties/tariffs and policy; impact of natural or man-made disasters; legislation and regulations; international unrest, trade disputes, labor shortages, and other disruptions to the supply chain; changes to raw material and commodity prices; national and international security and safety concerns; and impact any of public health pandemics. Factors that impact consumer discretionary spending, which remains volatile globally, continue to create a complex and challenging retail environment for us. See the section of this Annual Report entitled "Impact of COVID-19 on Our Business."
Consumer Preferences and Demands. The level of success we achieve is dependent on, among other factors, how accurately and timely we predict consumer tastes and preferences regarding sporting goods and outdoor recreation merchandise, the level of consumer demand, the availability of merchandise, and the competitive environment. Our products must appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. We must identify, obtain supplies of, and offer to our customers, attractive and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand as we often purchase products from our vendors several months in advance of the proposed delivery. If we misjudge the market for our products, we may be faced with inventory excesses or shortages for some products. We utilize a variety of measures to help us identify products that are relevant to our customer base and to better understand changing customer trends, such as social media analysis, internet search analytics, internal customer insights and vendor intelligence.

Strategic Inventory Management. We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 2.84x in 2019 to 3.89x in 2020. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis. During 2020, although we received significant levels of inventory to support our sales, on a net basis, we experienced significant inventory reductions from high sell-through during the period. Despite increased inventory receipts, we experienced challenges in maintaining certain merchandise, resulting from the COVID-19 pandemic, manufacturing supply limitations, and transportation capacity issues, the latter of which resulted in higher than normal transportation costs. We expect to use cash to replenish such inventory during 2021, which we expect will impact our net cash provided by operating activities for the coming year.
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
E-commerce. We expect that the expansion and enhancement of our omnichannel capabilities will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce website and drive increased online sales conversion. Our improved website also supports our stores with digital marketing and our BOPIS and ship-to-store programs. Our website also allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. Our website is also a platform for marketing and product education, allowing us to connect further with our customers. We believe it is important that we continue to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during 2020. During 2020, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. It is, however, difficult to ascertain with precision what portion of our increased e-commerce sales during 2020 was attributable to the COVID-19 pandemic as compared to such recent enhancements. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including BOPIS, ship-from-store and ship-to-store, will continue to require significant investments by us.
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
53rd Week. We operate on the retail industry’s 4-5-4 calendar. The 4-5-4 calendar is a guide for retailers that ensures sales comparability between years by dividing the year into months based on a 4 weeks – 5 weeks – 4 weeks format. Every five to six years a week is added to the 4-5-4 fiscal calendar. This anomaly most recently occurred in 2017, which consisted of 53 weeks, whereas 2018, 2019 and 2020 each consisted of 52 weeks.
Impact of COVID-19 on Our Business
The outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, continues to affect our business, as well as our customers, team members and suppliers, and has resulted in federal, state and local governmental authority safety recommendations and requirements aimed at mitigating the spread of the virus, such as stay-at-home orders, prohibitions of large group gatherings, travel restrictions and closures of certain businesses. The scope and nature of these impacts continue to evolve on a daily basis, including a potential resurgence in COVID-19 cases in 2021.
In response to these restrictions, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a regular basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, wearing (and in some cases, requiring customers to wear) face coverings, limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures. We also incurred temporary wage premiums and additional sick time for our active store and distribution center team members. To mitigate the cost of these measures, during the thirteen weeks ended May 2, 2020, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. We shortened the operating hours of our stores and fully closed six stores at some point during the thirteen weeks ended May 2, 2020, only one of which was closed for more than a week. We also reduced, deferred or cancelled planned capital expenditures, primarily related to store remodels, have worked with our business partners to modify vendor and landlord payments and terms, and reduced near term marketing. Our temporary furlough period ended by June 8, 2020 for all of our store, distribution center and corporate team members, and on June 25, 2020, we completed repaying the $500 million draw on the 2018 ABL Facility. All three of our distribution centers remained open during 2020, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.
The impact of the pandemic and actions taken in response to it had varying effects on our results of operations, as further discussed below, and our business has been especially unpredictable during 2020. However, as an essential retailer, we have been able to serve our customers as their needs evolved during the pandemic. In early March 2020, we saw the acceleration of sales in specific categories, such as outdoor cooking, camping, shooting sports and hunting. Later in the first quarter, customers realized they needed to find ways to entertain their families and stay fit while schools and gyms closed, so they turned to us for isolated recreation, outdoor and leisure activities that we support, and as a result, we saw increased sales of weights, yoga mats, treadmills, indoor bicycles, fishing, hunting and camping gear, backyard and driveway games, trampolines, patio seating and grills. We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products will continue for the duration of the pandemic and will result in a long-term increase to our customer base. At the same time, during the first quarter 2020 we experienced decreased sales of certain of our offerings, primarily for apparel and footwear, and had to from time to time cancel certain of our purchase orders for these products. Despite the initial challenges in 2020 with sales declines in our footwear and apparel merchandise divisions, these categories ultimately experienced positive comparable sales growth for the year. The outdoors and sports and recreation divisions had consistent positive store sales growth throughout the year and ultimately experienced significant positive comparable sales growth in 2020.

We believe that our consumers feel comfortable visiting our stores due to the fact that we have big-box stores and curbside pick-up availability for online orders, making it easier to socially distance, and that we are not in, or tethered to, malls, as customers seek to avoid crowded spaces. We also saw a significant increase in customers purchasing our products through omnichannel platforms, specifically as customers increasingly take advantage of our curbside pickup service, which we launched during the first quarter 2020. We launched our ship-to-store capabilities in third quarter 2020, which gives our customers more options on how to shop Academy.
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, the development and distribution of vaccines to mitigate the risk of COVID-19, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and its resurgence, including the anticipated duration. See the section of this Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."

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
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through BOPIS. For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store. Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than 13 months.
Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, which are non-GAAP financial measures to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See "Non-GAAP Financial Measures" below.
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

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers. We expect that our SG&A expenses will increase in future periods due to our continuing growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.
Income Tax Expense (Benefit). Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the consolidated financial statements) completed on October 1, 2020, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.

Results of Operations

2020 (52 weeks) Compared to 2019 (52 weeks)

The following table sets forth amounts and information derived from our consolidated statements of income for the periods indicated as follows (dollar amounts in thousands):

	Fiscal Year Ended				Change
	January 30, 2021		February 1, 2020		Dollars	Percent
Net sales	$5,689,233	100.0%	$4,829,897	100.0%	$859,336	17.8%
Cost of goods sold	3,955,188	69.5%	3,398,743	70.4%	556,445	16.4%
Gross margin	1,734,045	30.5%	1,431,154	29.6%	302,891	21.2%
Selling, general and administrative expenses	1,313,647	23.1%	1,251,733	25.9%	61,914	4.9%
Operating income	420,398	7.4%	179,421	3.7%	240,977	134.3%
Interest expense, net	86,514	1.5%	101,307	2.1%	(14,793)	(14.6)%
Gain on early retirement of debt, net	(3,582)	(0.1)%	(42,265)	(0.9)%	38,683	(91.5)%
Other (income), net	(1,654)	0.0%	(2,481)	(0.1)%	827	(33.3)%
Income before income taxes	339,120	6.0%	122,860	2.5%	216,260	176.0%
Income tax expense	30,356	0.5%	2,817	0.1%	27,539	977.6%
Net income	$308,764	5.4%	$120,043	2.5%	$188,721	157.2%
* Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $859.3 million, or 17.8%, in 2020 over the prior year. The 17.8% increase was driven primarily by 16.1% of favorable comparable sales, as well as additional net sales generated by new locations. As of fiscal year end 2020, we had the full benefit of eight stores which were opened during 2019, partially offset by a reduction of sales due to the closure of two locations during 2019. These stores generated additional net sales of $77.7 million, or 1.4% of net sales.
The 16.1% increase in comparable sales resulted from favorable sales performances across all of our merchandise divisions. The outdoors division increase was primarily driven by strong sales in firearms, ammunition and fishing products. The sports and recreation division sales increased as a result of various products such as fitness equipment and accessories, bikes and barbecues and grills, which were partially offset by declines in team sports. The apparel division increased due to increases in athletic, outdoor and seasonal, and youth apparel divisions, partially offset by declines in sales of licensed apparel resulting from the Astros World Series appearance in the prior year. The footwear division sales increased primarily driven by increases in the athletic and work footwear categories which were partially offset by declines in team sports footwear sales. We believe our merchandise division sales continue to be impacted by the COVID-19 pandemic which has caused increases in popularity in our outdoors and sports and recreation merchandise divisions as demand has increased in the merchandise categories that provide customers with isolated recreation, outdoor and leisure activities. Additionally we believe that the substantial increase in e-commerce sales described below and ongoing improvements to our business, such as enhancements to our merchandise planning and allocation capabilities that began in February 2019 and the launch of the Academy Credit Card in May 2019, together with our big-box store format and the implementation of a number of safety measures within our stores in response to COVID-19 that helped facilitate our customers' ability to obtain the products they sought in a safe manner, contributed to the increase in comparable sales during this period.

E-commerce sales increased $341.3 million, or 138.3%, in 2020 when compared to the prior year, and e-commerce sales represented 10.4% and 5.1% of merchandise sales for 2020 and 2019, respectively. This increase was driven by a change in consumer shopping preferences resulting from the COVID-19 pandemic. Additionally, enhancements to our e-commerce platform, including the introduction of BOPIS at the end of the 2019 second quarter, the rapid development of curbside fulfillment in the 2020 first quarter and the introduction of ship-to-store capabilities during the 2020 third quarter further supported the increase in e-commerce sales.

Gross Margin. Gross margin for 2020 increased $302.9 million, or 21.2%, when compared to 2019. Our gross margin, as a percentage of net sales, was 30.5% in 2020 compared to 29.6% in 2019, an increase of 90 basis points. This increase is primarily due to:

•112 basis points of favorability in merchandise margins due to less clearance activity and lower markdowns from the prior year;
•53 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher current year inventory turnover and less expenses capitalized during the first half of 2020. The lower capitalized expenses relative to the prior year is driven by temporary workforce furloughs and wage cuts during the first half of 2020; partially offset by
•45 basis points of unfavorability due to a higher merchandise valuation benefit in the prior year from sell through of previously marked down merchandise related to a large prior year sales event, and
•44 basis points of unfavorability as a result of decreased vendor allowances including new store allowances.

Selling, General and Administrative Expenses. SG&A expenses increased $61.9 million, or 4.9%, to $1,313.6 million in 2020 from $1,251.7 million in 2019. As a percentage of net sales, SG&A expenses were down 2.8% to 23.1% in 2020 compared to 25.9% in 2019. The decrease of 280 basis points in SG&A is primarily attributable to:

•155 basis point decrease in property and facility fees as a result of leveraging costs on increased sales and decreased depreciation costs;
•79 basis point decrease in advertising as a result of favorable leveraging of costs on increased sales and reduced marketing and promotional activities; and
•56 basis point decrease in employee costs, primarily driven by leveraging of costs on increased sales as well as decreased costs in the first quarter of 2020 resulting from temporary salary cuts and furloughs in response to the COVID-19 pandemic, partially offset by increased incentive compensation expense and incremental expenses resulting from the expensing of certain share-based awards in connection with the completion of the IPO.
Gain on early retirement of debt, net. Gain on early retirement of debt, net decreased $38.7 million, or 91.5%, to $3.6 million from $42.3 million in 2019. During the second quarter of 2020, we repurchased $23.9 million in principal on the Term Loan (see Note 4 to the consolidated financial statements), which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million. Additionally, during the fourth quarter of 2020, the Refinancing Transactions (see Note 4 to the consolidated financial statements) resulted in a loss on early retirement of debt of $4.2 million. During 2019, we repurchased $147.7 million in principal on the Term Loan, which was trading at a discount in open market transactions for $104.6 million and recognized a net gain of $42.3 million.

Interest Expense. Interest expense decreased $14.8 million, or 14.6%, to $86.5 million in 2020 from $101.3 million in 2019 resulting primarily from a lower outstanding balance on our Term Loan as a result of the Refinancing Transactions and principal repurchases during the current year.

Other (Income) Expense, net. Other income decreased $0.8 million in 2020 when compared with 2019 caused by a portion of the underlying cash flows related to $100.0 million of swap notional principal amount which were no longer probable of occurring and resulted in the immediate recognition of $1.3 million of expense.

Income Tax Expense. Income tax expense increased $27.5 million to an income tax expense of $30.4 million in 2020 as compared to $2.8 million in 2019. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates.

Non-GAAP Measures
Adjusted EBITDA, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Annual Report as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, inventory write-down adjustments associated with strategic merchandising initiative and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, private equity sponsor monitoring fees, equity compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, inventory write-down adjustments associated with strategic merchandising initiative and other adjustments, less the tax effect of these adjustments. We define Pro Forma Adjusted Net Income as Adjusted Net Income less the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation. We define basic Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA
The following table provides reconciliations of net income (loss) to Adjusted EBITDA for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$308,764	$120,043	$21,442
Interest expense, net	86,514	101,307	108,652
Income tax expense	30,356	2,817	1,951
Depreciation, amortization and impairment	105,481	117,254	134,190
Consulting fees (a)	285	3,601	949
Private equity sponsor monitoring fee (b)	14,793	3,636	3,522
Equity compensation (c)	31,617	7,881	4,633
Gain on early extinguishment of debt, net	(3,582)	(42,265)	—
Severance and executive transition costs (d)	6,571	1,429	4,350
Costs related to the COVID-19 pandemic (e)	17,632	—	—
Inventory write-down adjustments associated with strategic merchandising initiative (f)	—	—	18,225
Other (g)	8,592	7,111	2,345
Adjusted EBITDA	$607,023	$322,814	$300,259

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 14 to the consolidated financial statements.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the first half of 2020 as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)	Represents inventory write-down adjustments in connection with our new merchandising strategy adopted as part of our strategic transformation, including exiting certain categories of products.
(g)
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

	Fiscal Year Ended
	January 30, 2021	February 1, 2020		February 2, 2019
Net income	$308,764	$120,043		$21,442
Consulting fees (a)	285	3,601		949
Private equity sponsor monitoring fee (b)	14,793	3,636		3,522
Equity compensation (c)	31,617	7,881		4,633
Gain on early extinguishment of debt, net	(3,582)	(42,265)		—
Severance and executive transition costs (d)	6,571	1,429		4,350
Costs related to the COVID-19 pandemic (e)	17,632	—		—
Inventory write-down adjustments associated with strategic merchandising initiative (f)	—	—		18,225
Other (g)	8,592	7,111		2,345
Tax effects of these adjustments (h)	(136)	33		(61)
Adjusted Net Income	384,536	101,469	—	55,405
Estimated tax effect of change to C-Corporation status (i)	(72,844)	(25,542)		(14,067)
Pro Forma Adjusted Net Income	$311,692	$75,927		$41,338

Pro Forma Adjusted Earnings per Share
Basic	$4.00	$1.05		$0.57
Diluted	$3.83	$1.02		$0.55
Weighted average common shares outstanding
Basic (1)	77,994	72,477		72,432
Diluted (1)	81,431	74,795		75,198
(1) See Retrospective Presentation of Ownership Exchange in Note 2 to the financial statements.

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 14 to the consolidated financial statements.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the first half of 2020 as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)	Represents inventory write-down adjustments in connection with our new merchandising strategy adopted as part of our strategic transformation, including exiting certain categories of products.
(g)
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

(h)	Represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.
(i)	Represents the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation, upon which we became subject to federal income taxes.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net cash provided by operating activities	$1,011,597	$263,669	$198,481
Net cash used in investing activities	(33,144)	(66,783)	(99,027)
Adjusted Free Cash Flow	$978,453	$196,886	$99,454

Liquidity and Capital Resources

Sources and Uses of Liquidity

Historically, our principal sources of cash have included:
•cash generated from operating activities;
•issuances of debt securities; and
•borrowings under our term loan and ABL credit facilities.

Our historical uses of cash have been associated primarily with:
•cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing activities and other working capital needs;
•cash used for capital improvements and support of expansion plans, as well as various investments in store renovations, store fixtures and on-going infrastructure improvements;
•cash used to pay our debt obligations and related interest expense;
•cash used to pay partnership distributions to our members; and
•fluctuations in working capital due to timing differences of cash receipts and cash disbursements.
On January 30, 2021, our cash and cash equivalents totaled $377.6 million.
We are focused on navigating the recent challenges presented by COVID-19 through the preservation of our long-term liquidity and management of cash flow through preemptive actions to enhance our ability to meet our short-term liquidity needs. During 2020, we took various cost cutting measures to maximize operational cash flows (see "Impact of COVID-19 on Our Business" in the section of this Annual Report entitled Management's Discussion & Analysis). Such actions included, but were not limited to, drawing down $500 million on our ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity, reduction of discretionary spending, deferring or cancelling our planned expenses, revisiting and reprioritizing our strategic investments, and reducing our payroll costs, including temporary team member furloughs, workforce reductions and pay cuts.
On August 28, 2020, we paid a $257.0 million one-time special distribution to our members of record as of August 25, 2020, $248.0 million of which was paid with cash on hand and the remainder of which was distributed through an offset of outstanding loans receivable from a member as well as state income tax withholdings made on behalf of NAHC's members. Related cash payments of $21.0 million to vested share-based award holders were paid through January 30, 2021 and an additional $11.2 million of payments will be made to unvested share-based award holders as the related awards vest (see "Distribution" in Note 9 to the financial statements included in this Annual Report).
On October 6, 2020, we completed our IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value, to the IPO underwriters for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) that resulted in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO, such as legal and accounting fees (see "Initial Public Offering, Over-Allotment Exercise and Reorganization Transactions" in Note 1 to the financial statements included in this Annual Report). The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File No. 333-248683, which was declared effective by the Securities and Exchange Commission on October 1, 2020).

On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts (see "Initial Public Offering, Over-Allotment Exercise and Reorganization Transactions" in Note 1 to the financial statements included in this Annual Report), which included $0.3 million paid to KCM, for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with our IPO. The option has expired with respect to the remaining shares.
On November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan facility (the "2020 Term Loan Facility", the 2015 Term Loan Facility and the 2020 Term Loan Facility are collectively referred to as the "Term Loan Facility"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility", the 2015 ABL Facility and the 2020 ABL Facility are collectively referred to as the "ABL Facility"). We used the net proceeds from the Notes and the net proceeds from the Term Loan Facility, together with cash on hand, to repay in full our existing term loan, in the amount of $1,431.4 million (see Note 4 to the consolidated financial statements).

We expect to use existing cash balances, internally generated cash flows, and available borrowings under the ABL Facility to fund anticipated capital expenditures, working capital needs and scheduled debt service costs and maturities over at least the next twelve months. The ABL Facility provides for these financing needs and other general corporate purposes, as well as to support certain letter of credit requirements. We may continue to use the ABL Facility to repay debt under the Term Loan Facility. Availability under the ABL Facility is subject to customary asset-backed loan borrowing base and availability provisions. Amounts outstanding under the ABL Facility may fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Our availability under the ABL Facility during the peak borrowing days of 2020 was ample to support our operations and service our requirements. On June 25, 2020, we completed repaying the $500 million draw on the ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Average funds drawn	$126,648	$29,593
Number of days with outstanding balance	99	182
Maximum daily amount outstanding	$500,000	$147,100
Minimum available borrowing capacity	$161,089	$771,750

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
Outstanding borrowings	$—	$—
Outstanding letters of credit	$20,112	$15,927
Available borrowing capacity	$718,763	$827,404

Capital Expenditures. We expect capital expenditures for fiscal year 2021 to be approximately $80.0 million. Approximately 50% of the planned cash outflow relates to corporate, e-commerce and information technology programs. Investments in existing stores and distribution centers is expected to account for approximately 40% of the planned cash outflow and the remaining 10% is expected to be utilized through investments in new stores and store relocations.

Cash Flows for 2020, 2019 and 2018:

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net cash provided by operating activities	$1,011,597	$263,669	$198,481
Net cash used in investing activities	(33,144)	(66,783)	(99,027)
Net cash used in financing activities	(750,234)	(123,192)	(54,808)
Net increase in cash and cash equivalents	$228,219	$73,694	$44,646

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday inventory increase being the most significant.

Cash provided by operating activities in 2020 increased $747.9 million compared to 2019. This increase is attributable to:

•$495.5 million net increase in cash flows provided by operating assets and liabilities;
•$188.7 million increase in net income; and
•$63.7 million net increase in non-cash charges.

The increase in cash flows from operating assets and liabilities was primarily attributable to:

•$364.4 million increase in accounts payable related to increased inventory receipts in the recent months and extensions of vendor payment terms;
•$75.1 million decrease in merchandise inventories, net due to inventory reductions from high sell through in the current year; and
•$36.8 million increase in accrued expenses and other liabilities primarily due to increased incentive compensation accruals.

The increase from non-cash charges was primarily caused by:

•$38.7 million decrease in non-cash gains on the early retirement of debt, net; and
•$23.7 million increase in equity compensation expense, which includes approximately $19.9 million of equity compensation associated with the expensing of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO.

Investing Activities.

Cash used in investing activities decreased $33.6 million in 2020 compared to 2019. The decrease in cash used in investing activities is primarily related to:

•$21.5 million less capital expenditures due to a planned overall reduction in the year 2020 led by reduction in new stores and store remodeling; and
•$12.1 million increase related to cash proceeds as a result of repayment of notes receivable from one NAHC member during 2020 compared to the cash outflow related to the issuance of a note receivable to one NAHC member in 2019.

Financing Activities. Cash used in financing activities increased $627.0 million in the 2020, compared to 2019. The primary drivers of the increase were:

•$1,338.3 million increase in cash outflows related to the repayment of the 2015 Term Loan as part of the Refinancing Transactions;
•$278.0 million increase in cash outflow resulting from a distribution to NAHC's members and related share-based award payments which occurred in 2020; partially offset by
•$781.9 million of net proceeds resulting from the issuance of the Notes and the 2020 Term Loan in connection with the Refinancing Transactions; and
•$207.0 million of net proceeds from the issuance of common stock in connection with the completion of our IPO and subsequent Over-Allotment Exercise.

Future Liquidity

We expect to use existing cash balances, internally generated cash flows and borrowings under our ABL Facility to fulfill anticipated obligations such as capital expenditures, working capital needs and scheduled debt maturities over at least the next twelve months. As of January 30, 2021, we had $718.8 million of available capacity under our ABL Facility and $377.6 million of cash and cash equivalents.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of January 30, 2021 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Term Loan (1)	$400,000	$4,000	$8,000	$8,000	$380,000
Term Loan interest (2)	156,846	22,895	45,099	44,949	43,903
Notes	400,000	—	—	—	400,000
Notes interest	168,000	24,000	48,000	48,000	48,000
ABL Facility	—	—	—	—	—
Operating leases (3)	1,983,237	196,948	382,225	351,789	1,052,275
Technology related commitments and other (4)	10,820	8,795	2,025	—	—
Sponsorship agreement and intellectual property commitments	12,172	6,879	4,444	500	349
Total contractual cash obligations	$3,131,075	$263,517	$489,793	$453,238	$1,924,527
(1) Principal amount excluding discount and debt issuance costs.
(2) Interest payments shown are approximated based on projected interest rates and assumes no unscheduled principal payments until maturity.
(3) Substantially all of our leases are operating leases. We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal year 2021 and 2039. Operating lease obligations include future minimum lease payments under all of our noncancelable operating leases at January 30, 2021.
(4) Amounts include technology related contractual commitments and other commitments such as construction commitments. The amounts included in the table are for executed contracts less amounts paid.

Off-Balance Sheet Arrangements

As of January 30, 2021, our off-balance sheet contractual obligations and commercial commitments relate to future minimum guaranteed contractual payments and letters of credit.

We enter into letters of credit in the ordinary course of operating and financing activities. As of January 30, 2021, we had outstanding letters of credit of $25.4 million, of which $20.1 million were issued under the 2018 ABL Facility, primarily for insurance and foreign product purchases.

The following table details our letters of credit commitments as of January 30, 2021 (amounts in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Commercial Commitments:
Letters of credit	$25,376	$25,376	$—	$—	$—

Critical Accounting Policies and Estimates

For discussion of critical accounting policies and estimates, see Note 2 to the consolidated financial statements.

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, see Note 2 to the consolidated financial statements.

Related Party Transactions

For discussion of related party transactions, see Note 13 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to changes in interest rates primarily results from our ABL Facility and Term Loan, as these borrowings have variable interest rates. When appropriate, we have historically used derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 5. “Derivative Financial Instruments” and Note 6 “Fair Value Measurements” to our consolidated financial statements included in Part II. Item
8 of this Annual Report. The detrimental effect of a hypothetical 100 basis point increase in interest rates on current borrowings under the ABL Facility and Term Loan would be to reduce income before income taxes by approximately $4.0 million for 2020.

Interim Results and Seasonality

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed hereunder are set forth on pages 72 through 108 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers

Below is a list of our executive officers, their respective ages as of January 30, 2021 and a brief account of the business experience of each of them.

Name	Age	Position
Ken C. Hicks	68	Chairman, President and Chief Executive Officer
Michael P. Mullican	45	Executive Vice President and Chief Financial Officer
Steven P. Lawrence	53	Executive Vice President and Chief Merchandising Officer
Samuel J. Johnson	54	Executive Vice President, Retail Operations
Sherry Harriman	51	Senior Vice President, Logistics and Supply Chain
Jamey Traywick Rutherford	47	Senior Vice President, Omnichannel
Manish Maini	47	Senior Vice President, Chief Information Officer
William S. Ennis	51	Senior Vice President, Chief Human Resources Officer
Rene G. Casares	45	Senior Vice President, General Counsel and Secretary

Ken C. Hicks has served as the Chairman and our President and Chief Executive Officer since May 2018. Mr. Hicks has served as a member of the board of managers of New Academy Holding Company, LLC (our predecessor company) since May 2017 and as a member of the board of directors of Academy Sports and Outdoors, Inc. since June 2020. Mr. Hicks served on the compensation committee of the board of managers of New Academy Holding Company, LLC from May 2017 to May 2018. Mr. Hicks previously served as President and Chief Executive Officer at Foot Locker, Inc. from August 2009 to February 2010, and also served as Chairman, President and Chief Executive Officer at Foot Locker, Inc. from February 2010 to November 2014, and as Executive Chairman at Foot Locker, Inc. from December 2014 to May 2015. Prior to joining Foot Locker, Inc., Mr. Hicks held senior positions at J.C. Penney Company, Inc., Payless ShoeSource, Home Shopping Network, May Department Stores Company, and McKinsey & Company. Mr. Hicks has served on the board of directors of Avery Dennison Corporation since July 2007 and served on the board of directors of Whole Foods Market, Inc. from May 2017 to August 2017. Mr. Hicks graduated from the United States Military Academy located in West Point, NY, and served in the U.S. Army. He also earned a Masters of Business Administration with highest distinction from Harvard Business School.

Michael P. Mullican has served as our Executive Vice President and Chief Financial Officer since January 2018. He previously served as our Executive Vice President and General Counsel from February 2017 to January 2018. Prior to joining Academy Sports + Outdoors, Mr. Mullican served as the Managing Director of Aureus Health Services, a specialty pharmacy owned by Meijer, Inc. Before being named Managing Director at Aureus, Mr. Mullican held several leadership roles at Meijer, including Vice President of Business Development, and Vice President and Assistant General Counsel. Additionally, Mr. Mullican served as Divisional Counsel and Assistant Secretary at Family Dollar Stores, Inc., and Associate General Counsel and Assistant Secretary at Horizon Lines, Inc. Mr. Mullican holds a Bachelor of Arts in Communication from North Carolina State University and a Juris Doctor degree from the University of Chicago Law School.

Steven (Steve) P. Lawrence has served as our Executive Vice President and Chief Merchandising Officer since joining the Academy Sports + Outdoors team in February 2019. Prior to joining Academy Sports + Outdoors, Mr. Lawrence was President and Chief Executive Officer at francesca’s. From May 2012 to September 2016, he served as Chief Merchandising Officer at Stage Stores. Mr. Lawrence also spent nearly 12 years working in various merchandising leadership roles at J.C. Penney after 10 years at Foley’s. Mr. Lawrence also served on the board of directors of francesca’s from October 2016 to January 2019. Mr. Lawrence obtained his Bachelor of Business Administration in Finance from the University of Notre Dame.

Samuel (Sam) J. Johnson has served as our Executive Vice President, Retail Operations since joining the Academy Sports + Outdoors team in April 2017. Prior to joining Academy Sports + Outdoors, Mr. Johnson spent seven years with hhgregg, Inc., where he most recently served as Chief Retail Officer. While at hhgregg, Inc., he led functions including store operations, customer relations, commercial sales, real estate and visual merchandising. Prior to hhgregg, Inc., he spent more than 20 years in various leadership roles with Sears Holdings Corporation, including Vice President of Small Stores.

Sherry L. Harriman has served as our Senior Vice President, Logistics and Supply Chain since joining the Academy Sports + Outdoors team in August 2018. Prior to joining Academy Sports + Outdoors, Mrs. Harriman spent 29 years at Walmart, Inc., where she served in various logistics and operations roles until she was promoted to Regional Vice President – Logistics in 2007. In 2010, she was promoted to Divisional Vice President – Supply Chain for Florida and Puerto Rico, where her team delivered innovative Supply Chain solutions that supported omnichannel strategies and disaster relief initiatives. Ms. Harriman holds a Bachelor of Business Administration from the University of Wisconsin-Eau Claire and a Master of Business Administration from John Brown University.

Jamey Traywick Rutherford has served as our Senior Vice President, Omnichannel since joining the Academy Sports + Outdoors team in May 2018. Prior to joining Academy Sports + Outdoors, Ms. Traywick Rutherford spent over 17 years at AutoZone where she served in various e-commerce roles until she was promoted to Vice President, e-commerce in 2010. She transitioned to Vice President, Merchandising in 2017. She holds a Bachelor of Science in Environmental Science from the University of Denver, and a Master of Science in e-commerce from the University of Memphis.

Manish Maini has served as our Senior Vice President, Chief Information Officer since joining the Academy Sports + Outdoors team in June 2017. Prior to joining Academy Sports + Outdoors, he served as the Chief Information Officer and Senior Vice President at The Children’s Place U.S. where he led a 120-member team, and was responsible for the development and implementation of the company-wide IT strategy. Mr. Maini also spent nine years at Ann, Inc., formerly Ann Taylor Stores Inc., where he served in various IT leadership roles, including Vice President of Enterprise Systems. Mr. Maini holds a Bachelor of Engineering, Electronics and Communication from STJ Institute of Technology in Karnatak, India.

William (Bill) S. Ennis has served as our Senior Vice President, Chief Human Resources Officer since March 2016. Mr. Ennis joined the Academy Sports + Outdoors team as Vice President of Human Resources in April 2008 and served in that role until October 2010 when he was appointed as Senior Vice President, Human Resources. Prior to joining Academy Sports + Outdoors, Mr. Ennis spent over 19 years with Stage Stores, May Department Stores and Federated Department Stores in multiple capacities including human resources, stores, buying group, store operations and finance areas. He currently sits on advisory boards for the Texas A&M Center for Retailing Studies and Texas Retailers Education Foundation, and he is also the governing body chair for the Houston HR Leadership Summit. Mr. Ennis graduated with a Bachelor of Arts in Economics from the University of Texas.

Rene G. Casares has served as our Senior Vice President, General Counsel and Secretary since March 2018. He joined the company in July 2013 as Senior Director, Associate General Counsel and served as Vice President, Associate General Counsel and Assistant Secretary from March 2016 to March 2018. Prior to joining Academy Sports + Outdoors, Mr. Casares served as an Associate Attorney at the global law firm, Vinson & Elkins LLP, from 2008 to 2013, where he advised major and middle-market companies with mergers and acquisitions, private equity, corporate governance and capital markets. He also served in a similar capacity as an Associate Attorney at the global law firm, Latham & Watkins LLP, from 2006 to 2008. Additionally, Mr. Casares has a background in finance and consulting after serving as an Associate at Growth Capital Partners. L.P., a Strategy Consultant at KPMG Consulting, Inc., and an Analyst at Merrill Lynch & Co. Mr. Casares holds a Bachelor of Business Administration in Finance from the University of Notre Dame and a Juris Doctor degree from Stanford Law School.

The additional information required by this Item 10 will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of January 30, 2021. The table includes the 2011 Unit Incentive Plan, the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Service-Based Stock Options	6,282,782	$13.53	(1)
Performance-Based Stock Options	2,948,621	8.81	(1)
Service-Based Restricted Stock Units	32,049	N/A	(1)
Liquidity Event-Based Restricted Stock Units	1,339,330	N/A	(1)
Performance-Based Restricted Stock Units	16,328	N/A	(1)
2020 Employee Stock Purchase Plan	—	—	(1)
Total	10,619,110	$12.02	(2)
(1) Of the plans listed above, only 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan allows for future grants of securities. The maximum number of shares that may be granted under the 2020 Omnibus Incentive Plan (inclusive of unissued shares that were carried over from the 2011 Unit Incentive Plan) is approximately 13,161,516 shares. Stock options and restricted stock units are counted on a one-for-one basis. Total shares available for future issuance under the 2020 Omnibus Incentive Plan is 4,940,723. The total shares available for issuance under the 2020 Employee Stock Purchase Plan is 1,000,000.
(2) Weighted average exercise price of outstanding options only.

Additional information required by this item is incorporated by reference to the 2020 Proxy Statement filed pursuant to Regulation 14A, beginning with the subsection of the Ownership of Securities section entitled Beneficial Ownership of Company Common Stock and up to but not including the subsection entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements. The consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 73 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 114 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 109 to 112 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Academy Sports and Outdoors, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Academy Sports and Outdoors, Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, comprehensive income, stockholders'/partners’ equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Refer to Note 12 to the financial statements
Critical Audit Matter Description
On October 1, 2020, the Company completed a reorganization in which New Academy Holding Company, LLC (NAHC) was contributed by its members to Academy Sports and Outdoors, Inc. (ASO), the newly public company, and became a wholly-owned subsidiary. The reorganization was completed in anticipation of the initial public offering (IPO) and resulted in the recording of a net deferred tax liability of $137.3 million. The liability consisted of the Company’s difference between the financial statement carrying value and the outside tax basis in its New Academy Holding Company, LLC (NAHC) membership units, immediately following the reorganization transactions completed as a result of the IPO, and measured at the enacted federal and state income tax rates. The impact of the deferred tax liability was recorded as a cumulative adjustment to additional paid-in capital for the year.
Given the determination to measure and disclose the liability based on the outside tax basis and whether to record the amount to equity or income requires management to make significant judgments related to the application of the guidance, performing audit procedures to evaluate the reasonableness of management’s judgments required a high degree of auditor judgment and an increased extent of effort, including the need to consult with our experts in accounting for income taxes, as well as, the need to involve income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s application of generally accepted accounting principles related to the financial statement classification of the deferred taxes resulting from the Company's reorganization included the following, among others:
•Consulted with our experts in accounting for income taxes, and with the assistance of income tax specialists, we evaluated the reasonableness of the assumptions and judgments used by management to measure and disclose the deferred tax liability based on the outside tax basis and to record the impact of the deferred tax liability in equity.
•With the assistance of our income tax specialists, we evaluated whether the sources of management’s tax basis in the NAHC units were of the appropriate character and sufficient to utilize under relevant tax law.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 7, 2021
We have served as the Company's auditor since 1996.

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 30, 2021	February 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,604	$149,385
Accounts receivable - less allowance for doubtful accounts of $1,172 and $3,275, respectively	17,306	13,999
Merchandise inventories, net	990,034	1,099,749
Prepaid expenses and other current assets	28,313	24,548
Assets held for sale	1,763	1,763
Total current assets	1,415,020	1,289,444

PROPERTY AND EQUIPMENT, NET	378,260	441,407
RIGHT-OF-USE ASSETS	1,143,699	1,145,705
TRADE NAME	577,000	577,000
GOODWILL	861,920	861,920
OTHER NONCURRENT ASSETS	8,583	15,845
Total assets	$4,384,482	$4,331,321

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$791,404	$428,823
Accrued expenses and other current liabilities	291,351	211,381
Current lease liabilities	80,338	76,329
Current maturities of long-term debt	4,000	34,116
Total current liabilities	1,167,093	750,649

LONG-TERM DEBT, net	781,489	1,428,542
LONG-TERM LEASE LIABILITIES	1,150,088	1,141,896
DEFERRED TAX LIABILITIES, NET	138,703	—
OTHER LONG-TERM LIABILITIES	35,126	19,197
Total liabilities	3,272,499	3,340,284

COMMITMENTS AND CONTINGENCIES (NOTE 14)

REDEEMABLE MEMBERSHIP UNITS	—	2,818

STOCKHOLDERS' / PARTNERS' EQUITY (1):
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—
Partners' equity, membership units authorized, issued and outstanding were 72,468,164 as of February 1, 2020	—	996,285
Common stock, $0.01 par value, authorized 300,000,000 shares; 91,114,475 issued and outstanding as of January 30, 2021	911	—
Additional paid-in capital	127,228	—
Retained earnings	987,168	—
Accumulated other comprehensive loss	(3,324)	(8,066)
Stockholders' / partners' equity	1,111,983	988,219
Total liabilities and stockholders' / partners' equity	$4,384,482	$4,331,321
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
NET SALES	$5,689,233	$4,829,897	$4,783,893
COST OF GOODS SOLD	3,955,188	3,398,743	3,415,941
GROSS MARGIN	1,734,045	1,431,154	1,367,952

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,313,647	1,251,733	1,239,002
OPERATING INCOME	420,398	179,421	128,950

INTEREST EXPENSE, NET	86,514	101,307	108,652
GAIN ON EARLY RETIREMENT OF DEBT, NET	(3,582)	(42,265)	—
OTHER (INCOME), NET	(1,654)	(2,481)	(3,095)
INCOME BEFORE INCOME TAXES	339,120	122,860	23,393

INCOME TAX EXPENSE	30,356	2,817	1,951
NET INCOME	$308,764	$120,043	$21,442

EARNINGS PER COMMON SHARE:
BASIC (1)	$3.96	$1.66	$0.30
DILUTED (1)	$3.79	$1.60	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	77,994	72,477	72,432
DILUTED (1)	81,431	74,795	75,198
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
COMPREHENSIVE INCOME:
Net income	$308,764	$120,043	$21,442
Unrealized loss on interest rate swaps	(6,653)	(16,096)	(2,625)
Recognized interest (income) expense on interest rate swaps	11,045	(418)	1,106
Loss on swaps from debt refinancing	1,330	—	—
Tax expense	(980)	—	—
Total comprehensive income	$313,506	$103,529	$19,923

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' / PARTNERS’ EQUITY
(Amounts in thousands)

	Redeemable Membership Units		Stockholders' / Partner's Equity								Total Membership Units / Common Stock
			Partners' Equity		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' / Partner's Equity
	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 3, 2018	1,277	$16,431	71,111	$822,720	—	$—	$—	$—	$9,967	$832,687	72,388
Net income	—	—	—	21,442	—	—	—	—	—	21,442	—
Equity compensation	—	—	—	4,633	—	—	—	—	—	4,633	—
Equity contributions from Managers	74	—	—	1,250	—	—	—	—	—	1,250	74
Adjustment to Redeemable Membership Units for contributions from Managers and settlement of vested Restricted Units	11	1,454	—	(1,454)	—	—	—	—	—	(1,454)	11
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(2,625)	(2,625)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	1,106	1,106	—
Balances as of February 2, 2019	1,362	$17,885	71,111	$848,591	—	$—	$—	$—	$8,448	$857,039	72,473
Net income	—	—	—	120,043	—	—	—	—	—	120,043	—
Equity compensation	—	—	—	7,881	—	—	—	—	—	7,881	—
Equity contributions from Managers	6	—	—	100	—	—	—	—	—	100	6
Adjustment to Redeemable Membership Units for contributions from Managers and settlement of vested Restricted Units	18	400	—	(400)	—	—	—	—	—	(400)	18
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(29)	(538)	29	538	—	—	—	—	—	538	—
Repurchase of Redeemable Membership Units	—	—	(29)	(473)	—	—	—	—	—	(473)	(29)
Reclassification of membership units with lapsed put rights (Note 2)	(1,195)	(14,929)	1,195	14,930	—	—	—	—	—	14,930	—
Cumulative-effect adjustment related to the adoption of the New Lease Standard	—	—	—	5,075	—	—	—	—	—	5,075	—
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(16,096)	(16,096)	—
Recognized interest income on interest rate swaps	—	—	—	—	—	—	—	—	(418)	(418)	—
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net income	—	—	—	157,656	—	—	—	151,108	—	308,764	—
Equity compensation	—	—	—	3,690	—	—	27,927	—	—	31,617	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Distributions to holders of Membership Units	—	—	—	(257,000)	—	—	—	—	—	(257,000)	—
Effect of the Reorganization Transactions	(172)	(2,977)	(72,306)	(900,435)	72,478	725	66,627	836,060	—	2,977	—
Issuance of common stock in IPO and Over-Allotment, net of Offering Costs	—	—	—	—	17,432	174	206,796	—	—	206,970	17,432
Cumulative tax effect resulting from Reorganization Transactions	—	—	—	—	—	—	(141,909)	—	—	(141,909)	—
Share-Based Award Payments	—	—	—	—	—	—	(32,819)	—	—	(32,819)	—
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	596	—	—	596	—
Settlement of vested Restricted Stock Units	—	—	—	—	802	8	(8)			—	802
Stock option exercises	—	—	—	—	402	4	18	—	—	22	402
Unrealized loss on interest rate swaps (net of tax impact of $350)	—	—	—	—	—	—	—	—	(6,303)	(6,303)	—
Loss on swaps from debt refinancing (net of tax impact of $330)	—	—	—	—	—	—	—	—	1,000	1,000	—
Recognized interest expense on interest rate swaps (net of tax impact of $1,000)	—	—	—	—	—	—	—	—	10,045	10,045	—
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$308,764	$120,043	$21,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,481	117,254	132,782
Non-cash lease expense	13,880	3,965	—
Equity compensation	31,617	7,881	4,633
Amortization of deferred loan and other costs	5,516	3,717	4,163
Loss on swaps from debt refinancing	1,330	—	—
Deferred income taxes	701	297	(494)
Non-cash gain on early retirement of debt, net	(3,582)	(42,265)	—
Gain on disposal of property and equipment	—	(23)	(801)
Casualty loss	194	569	46
Impairment of long-lived assets	—	—	1,408
Changes in assets and liabilities:
Accounts receivable, net	(2,981)	4,476	2,582
Merchandise inventories, net	109,520	34,407	89,284
Prepaid expenses and other current assets	(3,765)	(3,732)	2,187
Other noncurrent assets	(2,496)	398	274
Accounts payable	361,518	(2,904)	(70,029)
Accrued expenses and other current liabilities	57,376	20,615	(2,703)
Income taxes payable	14,124	—	—
Deferred rent/tenant improvement allowances	—	—	2,833
Other long-term liabilities	14,400	(1,029)	10,874
Net cash provided by operating activities	1,011,597	263,669	198,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,269)	(62,818)	(107,905)
Proceeds from insurance claims	—	—	2,593
Proceeds from the sale of property and equipment	—	23	10,429
Note receivable from member	8,125	(3,988)	(4,144)
Net cash used in investing activities	(33,144)	(66,783)	(99,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	500,000	502,500	526,812
Repayment of ABL Facility	(500,000)	(502,500)	(561,812)
Proceeds from Term Loan, net of discount	396,000	—	—
Repayment of Term Loan	(1,461,072)	(122,819)	(18,250)
Proceeds from Notes	400,000	—	—
Debt issuance fees	(14,147)	—	(2,808)
Share-Based Award Payments	(20,970)	—	—
Distribution	(257,000)	—	—
Equity contributions from Managers	—	100	1,250
Proceeds from exercise of stock options	22	—	—
Proceeds from issuance of common stock, net of Offering Costs	206,970	—	—
Repurchase of Redeemable Membership Units	(37)	(473)	—
Net cash used in financing activities	(750,234)	(123,192)	(54,808)

NET INCREASE IN CASH AND CASH EQUIVALENTS	228,219	73,694	44,646
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	149,385	75,691	31,045
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377,604	$149,385	$75,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$87,163	$93,556	$108,208
Cash paid for income taxes	$15,527	$2,588	$2,449

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$2,646	$—	$—
Change in capital expenditures in accounts payable and accrued liabilities	$1,065	$309	$128
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. Upon completion of our initial public offering (the "IPO"), the related over-allotment exercise (the "IPO Over-Allotment Exercise"), and the secondary offering on behalf of KKR (the "Secondary Offering") detailed below, affiliates of KKR held an 54.5% ownership interest in the Company.
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of January 30, 2021, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

Fiscal Year

The Company’s fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31 each year. References herein to 2020, 2019 and 2018 relate to the 52-week fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.
Initial Public Offering and Reorganization Transactions
On October 6, 2020, ASO, Inc. completed an initial public offering (the "IPO") in which we issued and sold 15,625,000 shares of common stock, $0.01 par value for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to a syndicate of underwriters led by Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives, resulting in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO ("Offering Costs"), such as legal and accounting fees. The shares sold in the offering were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to our registration statement on Form S-1 (File No. 333-248683) (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission (the "SEC") on October 1, 2020.
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

IPO Over-Allotment Exercise
On November 3, 2020, ASO, Inc. issued and sold an additional 1,807,495 shares of the Company's common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts, which included $0.3 million paid to KCM for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with the IPO (the "IPO Over-Allotment Exercise"). The option has expired with respect to the remaining shares.

Secondary Offering
On January 27, 2021, ASO, Inc. entered into an Underwriting Agreement (the “Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC, MG Family Limited Partnership and the former management selling stockholder named therein (collectively, the “Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten offering (the “Secondary Offering”) of 12,000,000 shares of Common Stock, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252390), filed on January 25, 2021 (the "Secondary Offering"). The Selling Stockholders granted the Underwriters the option to purchase, within 30 days from the date of the Underwriting Agreement, an additional 1,800,000 shares of Common Stock. On January 29, 2021, the Underwriters exercised in full their option to purchase the additional shares. The Secondary Offering was completed on February 1, 2021. Pursuant to the Underwriting Agreement, the Underwriters purchased the shares from the Selling Stockholders at a price of $20.69375 per share. The Company did not receive any proceeds from the Secondary Offering.

2.Summary of Significant Accounting Policies

Critical Accounting Policies

Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions, using different assumptions or when actual results are known. Our critical accounting policies, which are described below, are as follows:
•Merchandise Inventories, net;
•Impairment of Long-Lived Assets;
•Goodwill; and
•Intangible Assets.

Basis of Presentation and Principles of Consolidation
These consolidated financial statements include the accounts of ASO, Inc. and, its subsidiaries, ASO Co-Invest Blocker Sub, L.P., ASO Blocker Sub, L.P., NAHC, Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, and Academy International Limited. ASO Co-Invest Blocker Sub, L.P., ASO Blocker Sub, L.P., NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation. ASO Co-Invest Blocker Sub, L.P. and ASO Blocker Sub, L.P. were dissolved on January 31, 2021.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and additional unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from our estimates.

Reclassifications

Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, during 2020 to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2019 and 2018 for comparability purposes. This reclassification is in presentation only and did not impact the overall net sales balances previously disclosed.
Retrospective Presentation of Ownership Exchange
Prior to the IPO, ASO, Inc. was a wholly-owned subsidiary of NAHC. On the IPO pricing date (October 1, 2020), the then-existing members of NAHC contributed all of their membership units of NAHC to ASO, Inc. and, in exchange, received one share of common stock of ASO, Inc. for every 3.15 membership units of NAHC contributed to ASO, Inc. (such 3.15:1 contribution and exchange ratio, the "Contribution Ratio"). As a result of such contributions and exchanges, upon the IPO, NAHC became a wholly-owned subsidiary of ASO, Inc., which became our parent holding company. The par value and authorized shares of the common stock of ASO, Inc. of $0.01 and 300,000,000, respectively, remain unchanged as a result of such contributions and exchanges. All membership units and redeemable membership units in the financial statements and notes have been retrospectively adjusted to give effect to the Contribution Ratio, as if such contributions and exchanges occurred as of all pre-IPO periods presented, including the periods presented on the Balance Sheets, Statements of Income, Statements of Stockholders’ / Partners’ Equity, Note 9. Equity and Share-Based Compensation, Note 10. Earnings per Common Share and Note 16. Selected Quarterly Financial Data (Unaudited).

Redeemable Membership Units
Prior to October 1, 2020, Allstar Managers LLC, a Delaware limited liability company ("Managers"), owned membership units in NAHC (each, a "NAHC Membership Unit"). Managers was dissolved and its assets were distributed to its members on December 23, 2020. Managers was 100% owned by certain current and former executives and directors of the Company and was formed to facilitate the purchase of indirect contingently redeemable ownership interests in NAHC. Prior to October 1, 2020, certain executives and directors could acquire contingently redeemable membership units in Managers (the "Redeemable Membership Units"), either by (1) purchasing the Redeemable Membership Units with cash consideration, which was subsequently contributed to NAHC by Managers in exchange for a number of NAHC Membership Units equal to the number of Redeemable Membership Units purchased, or (2) by receiving the Redeemable Membership Units in settlement of vested restricted units awarded to the executive or director under the Company's 2011 Unit Incentive Plan (see Note 9). Each outstanding Redeemable Membership Unit in Managers corresponded to an outstanding NAHC Membership Unit, on a unit-for-unit basis.
On October 1, 2020, Managers received one share of ASO, Inc. common stock in exchange for every 3.15 membership units in NAHC that Managers contributed to ASO, Inc., and the Redeemable Membership Units in Managers that were held by its owners were reduced proportionately by the Contribution Ratio, so that the outstanding number of Redeemable Membership Units in Managers equaled the number of shares of ASO, Inc. common stock held by Managers on a 1:1 basis.
NAHC was the sole managing member of Managers with a controlling voting interest, but no economic interest, in Managers. As the sole managing member of Managers, NAHC operated and controlled all business affairs of Managers.
The terms and conditions of the agreements governing the Redeemable Membership Units included provisions by which the holder, or its heirs, had the right to require Managers or NAHC to purchase the holder's Redeemable Membership Units upon the holder’s termination of employment due to death or disability for cash at fair value. The carrying value of the Redeemable Membership Units was classified as temporary equity, initially at fair value, as redemption was an event that was not solely within our control. If redemption became probable, we were required to re-measure the Redeemable Membership Units to fair value. Periodically, these rights lapsed due to contractual expiration or a holder's termination of employment for reasons other than death or disability. Due to the lapse of this right for certain issuances, $14.9 million was reclassified from temporary equity to Partners' Equity during the 2019 third quarter.

Cash and Cash Equivalents

We consider credit and debit card transactions, which typically settle within three business days, demand deposits with banks, and all other highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Financial Instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, derivatives and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of those instruments. We enter into interest rate swaps to reduce the risk that our earnings and cash flows will be affected by changes in interest rates on our debt, and we do not hold any derivative financial instruments for trading or speculative purposes (see Note 4 and Note 5). The fair value of debt is influenced by fluctuations in market conditions for interest rates (see Note 6).

Accounts Receivable

Accounts receivable consists primarily of amounts due from vendors for vendor allowances and other accounts receivable. We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis.

Concentration of Risk

Financial instruments which subject us to potential credit risk consist of cash and cash equivalents and derivative financial instruments. We have established guidelines to limit our exposure to credit risk on cash and cash equivalents by placing investments with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand. We use high credit quality counterparties to transact our derivative transactions. Therefore, we believe that the financial risks associated with these financial instruments are minimal.

We purchase merchandise inventories from approximately 1,200 vendors. In 2020, 2019 and 2018, purchases from our largest vendor represented approximately 12%, 14% and 13% of our total inventory purchases, respectively. No other vendor in any of the aforementioned years exceeded 10% of our purchases. We typically do not enter into long-term inventory purchase commitments and there were none as of January 30, 2021 or February 1, 2020.

A significant portion of our inventory purchases are manufactured outside of the United States, primarily in Asia. While we are not dependent on any single manufacturer outside of the United States, we could be adversely affected by political, health (including pandemic), safety, security, economic, tariff, climate or other disruptions affecting the business or operations of third-party manufacturers located outside of the United States.

Merchandise Inventories, net

Merchandise inventories are valued at the lower of weighted average cost or net realizable value using the last-in first-out ("LIFO") method. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory. As of January 30, 2021 and February 1, 2020, merchandise inventories valued at LIFO, including necessary valuation adjustments, approximated the cost of such inventories using the weighted average inventory method. The application of the LIFO inventory method did not result in any LIFO charges or credits affecting cost of sales in 2020, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Cost includes interest capitalized on borrowings used to finance the construction of stores and other significant capital projects while under construction. Depreciation and amortization is computed using the straight-line method over the asset’s useful life, which is generally determined by asset category as follows:

Leasehold improvements              Lesser of asset useful life or lease term
Software and computer equipment          2–5 years
Other equipment                  5–10 years
Furniture and fixtures              7–10 years

When assets are retired or sold, the cost and accumulated depreciation are removed from our accounts, and the resulting gain or loss is reflected in the consolidated statements of income. Repair and maintenance costs are charged to expense as incurred and significant improvements that substantially enhance the useful life or enhance the functionality of an asset are capitalized and amortized.

In the normal course of business, we acquire land and construct new stores to be sold to and leased from third party landlords. New stores completed but not yet sold to and leased from third parties are classified as assets held for sale and are expected to be sold within one year. Our intent is to sell the stores and land for approximately the total land and construction costs incurred (which approximate the fair market value of the property, net of selling costs) and simultaneously enter into operating leases.

Capitalized Computer Software Costs

We capitalize certain costs incurred in connection with developing or obtaining computer software for internal use. Capitalized computer software costs are included in property and equipment on the consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. The amounts capitalized were $14.5 million, $12.9 million and $13.8 million in 2020, 2019 and 2018, respectively.

Capitalized Interest

We capitalized interest primarily related to construction of new stores, store renovations, distribution centers and IT projects in the amount of $0.6 million, $0.6 million and $1.3 million in 2020, 2019 and 2018, respectively. Interest expense, net on the consolidated statement of income is shown net of capitalized interest.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including property and equipment and finite-lived intangible assets, for indicators of impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is typically calculated using discounted expected future cash flows. As a result of our assessment, we did not record an impairment of long-lived store assets in 2020 and 2019. In 2018, we impaired $1.4 million of long-lived store assets. These charges are included in selling, general and administrative expenses on the consolidated statements of income (see Note 6).

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually at the last day of our eleventh fiscal month, or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. We test for goodwill at the reporting unit level, which is the operating segment level. We operate in one segment with one reporting unit.

The annual goodwill impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2020, we performed a qualitative assessment and determined a quantitative assessment was not necessary.

Our quantitative assessment for determining the fair value of our reporting unit includes using an estimated discounted cash flow model (income approach) and market value approach. The output of this assessment is an estimated fair value for our reporting unit that is compared to its carrying value to determine whether an impairment charge is necessary. The income approach uses a discounted cash flow analysis of our projected future income, and the market value approach is based on earnings multiples for a comparable set of public companies.

These approaches use key input assumptions such as our projected future operating results, the discount rate, the weighting for each valuation approach and the comparable set of companies. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions and variability in the assumptions could cause us to reach a different conclusion on impairment.

In 2019 and 2018, we performed a quantitative assessment for the determination of impairment. No impairment of goodwill existed for 2020, 2019 or 2018.

Intangible Assets

Intangible assets consist of the trade name of "Academy Sports + Outdoors" (the "Trade Name") and our favorable leases. The favorable leases are accounted for as finite-lived assets and are amortized over their estimated useful economic lives. With the adoption of the New Lease Standard on February 3, 2019, the balance of the favorable lease rights, net was netted into the right-of-use assets on the balance sheet (see Note 12). Amortization expense on favorable lease rights was $3.5 million in 2018. The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization.

The Trade Name is tested for impairment annually at the last day of our eleventh fiscal month, or whenever events or circumstances indicate that the carrying amount of the Trade Name may not be recoverable. Impairment is calculated as the excess of the Trade Name’s carrying value over its fair value. The fair value of the Trade Name is determined using the relief-from-royalty method, a variation of the income approach. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. Once a supportable royalty rate is determined, the rate is then applied to the projected revenues over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. The results of the 2020, 2019 and 2018 annual impairment tests indicated that the fair value of the Trade Name was in excess of its carrying value and no impairments existed.

Deferred Loan Costs

 Costs incurred to issue debt are deferred and recorded in the consolidated balance sheets. Those costs related to the issuance of term loan facilities and senior notes are recorded in long-term debt, net of current maturities and amortized as a component of interest expense over the terms of the related debt agreement using the effective interest method. The costs related to the issuance of our revolving credit facilities are recorded in other noncurrent assets on the consolidated balance sheets and amortized as a component of interest expense over the terms of the related debt agreements using the straight-line method.

Derivative Instruments

We are exposed to interest rate risk, primarily related to changes in interest rates on our term loan (see Note 4) and have historically used interest rate swap agreements, which we have designated as "cash flow" hedges, to hedge against market risks relating to possible adverse changes in interest rates. We assess, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items.  If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, we discontinue hedge accounting prospectively.

Derivative financial instruments are recognized at fair value in the consolidated balance sheets (see Note 5 and Note 6). The changes in the fair value of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI"), net of tax effects, and are subsequently reclassified to earnings when the hedged transaction affects earnings. On January 19, 2021, we settled our three remaining outstanding interest rate swaps, which were scheduled to expire on various dates during 2021, for $4.1 million. As of January 30, 2021, we do not have any derivative financial instruments outstanding.

Self-Insurance

We maintain deductibles or self-insurance retentions for workers' compensation, general liability and employee health benefits. Additionally, we use the services of an independent actuary to assist in determining losses associated with workers' compensation, general liability and employee health benefits. Liabilities associated with these losses are actuarially derived and estimated in part by considering historical claims experience, industry factors, severity factors, claim development, as well as other actuarial assumptions. If actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, it could have a material adverse impact on our results of operations. Changes in legal claims, claim development, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all adversely affect our ultimate expected losses. We believe the actuarial valuation provides the best estimate of the ultimate expected losses, and we have recorded the present value of the actuarially determined ultimate losses for the insurance related liabilities mentioned above.

Leases

Effective February 3, 2019, we adopted ASU 2016-02, "Leases (Topic 842)" and a series of related Accounting Standards Updates that followed (collectively referred to as the "New Lease Standard"). The New Lease Standard requires that lessees recognize assets and liabilities arising from operating leases on the balance sheet and disclose key information about leasing arrangements. We elected the practical expedient available to us under ASU 2018-11, "Leases: Targeted Improvements", which allows us to apply the transition provision for the New Lease Standard at our adoption date instead of at the earliest comparative period presented in our financial statements. Adoption of the New Lease Standard resulted in approximately $1.2 billion of additional lease obligation and approximately $1.2 billion of right-of-use assets, which are reflected in the short-term and long-term liabilities and long-term assets sections of the balance sheet, respectively, as well as an cumulative-effect adjustment increase to the opening balance of retained earnings of approximately $5.1 million.

All of our stores, corporate office facilities, and warehouse and distribution centers are leased. We may receive reimbursement from a landlord for some or all of the cost of a construction project, which may be structured as a tenant improvement allowance, construction allowance or landlord reimbursement. Cash received from a landlord for tenant improvement allowances in store lease transactions not considered a sale-leaseback transaction are a reduction to the right-of-use assets on the balance sheet, which are amortized ratably over the remaining terms of the corresponding leases.

We account for each lease and non-lease components for our building leases as a single lease component which allows certain costs such as common area maintenance associated with these leases to be included as rent expense. We elected to exclude leases with contract terms of 12 months or less from the New Lease Standard accounting treatment, which results in straight-line recognition of the cost over the lease term with no associated balance sheet lease liability or right-of-use asset.

Substantially all of our leases contain landlord incentives and escalation clauses. With the adoption of the New Lease Standard on February 3, 2019, the deferred rent balances were netted into the right-of-use assets on the balance sheet (see Note 12), which are amortized ratably over the remaining terms of the corresponding leases.

In certain store construction cases, we may be deemed the owner of the property during construction, after which we then sell the property to a landlord and concurrently enter into a lease of the property to operate the store (“sale-leaseback”). We report the cash received for construction allowances as construction allowance receipts within the financing activities section of our consolidated statements of cash flows when such amounts are received prior to completion of a sale-leaseback transaction, and we report the cash received for construction allowances as proceeds from the sale of property and equipment within the investing activities section of our consolidated statements of cash flows when such amounts are received after the completion of a sale-leaseback transaction.

If we are deemed the owner of the property during the construction period and the sale-leaseback criteria is met, the losses and gains from sale-leaseback transactions are recognized immediately. To date, the Company has not executed a sale-leaseback transaction under the New Lease Standard, which we adopted on February 3, 2019.

Net Sales

We sell merchandise under implicit contracts whereby the transaction price is the listed sales price less any discounts or coupons applied. Our typical coupons offer a discount, which is applied immediately at the time of purchase. However, under certain circumstances we may issue a coupon, or similar incentive, which contains a material future right. In such instances, a portion of the revenue is deferred and subsequently recognized when earned.

Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale. For e-commerce sales, significant judgment is applied in determining when the transfer of control occurs, which we believe occurs upon customer receipt, and accordingly online merchandise sales are recognized upon delivery of the merchandise to the customer. The Company does not extend a material amount of credit. The sales return allowance, which is our provision for anticipated merchandise returns, is provided through a reduction of sales and cost of goods sold on a gross basis in the period that the related sales are recorded. The sales return allowance and related liability are included in merchandise inventories and in accrued expenses and other liabilities, respectively, in our consolidated balance sheets. Merchandise returns are estimated based on historical experience.

Cost of Goods Sold

Cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of payroll and benefits, occupancy costs and freight.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales. Shipping and handling costs that we incur associated with shipping products to customers are included in cost of goods sold.

Vendor Allowances

Vendor allowances include volume purchase rebates, promotional and advertising allowances, cooperative advertising funds and support for new store openings. These allowances are generally determined for each fiscal year with the majority of allowances based on quantitative contract terms. Allowances related to the purchase of merchandise inventories are recorded as a reduction of cost of goods sold as the related merchandise is sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs as the related expense is incurred. Any allowance in excess of actual costs incurred that are included in selling, general and administrative expenses, or that do not require proof of performance, are recorded as a reduction of cost of sales. For volume purchase rebates, we record an estimate of vendor allowances earned based on the latest projected purchase volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses, net of specific vendor allowances, were $122.8 million, $142.3 million and $139.1 million in 2020, 2019 and 2018, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening new stores and distribution centers, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, are expensed as incurred. There were no pre-opening expenses in 2020. Pre-opening expenses for our new stores were $3.2 million and $3.4 million in 2019 and 2018, respectively.

Equity Compensation

We account for equity compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all equity awards made to employees based on estimated fair values on the grant date. Option equity award fair values are estimated on the date of grant using an option-pricing model and restricted unit fair values are based on the estimated unit price on the date of the grant. For awards with service-based vesting requirements only, the fair value of the award is recognized as expense over the requisite service period, and for awards with performance-based vesting requirements, the fair value of the award ultimately expected to meet the performance target is recognized as expense over the service period. We have elected to recognize forfeitures as they occur.

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

Comprehensive Income

Comprehensive income represents the net income for the period plus the results of certain changes to stockholders' equity (other comprehensive income) that are not reflected in the consolidated statements of income. Other comprehensive income consists of adjustments, net of tax, related to the Company’s interest rate swaps.

Operating Segment

Given the similar business activities, economic characteristics, products sold, customer base and methods of procurement, as well as the similar marketing and promotional activities of our stores and our academy.com website, we report our financial results as one reportable segment. Substantially all of the Company’s identifiable assets are located in the United States.

3.Net Sales

The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Merchandise division sales (1)
Outdoors	$1,968,514	$1,455,080	$1,473,403
Sports and recreation	1,258,913	975,711	1,017,670
Apparel	1,387,963	1,357,320	1,274,330
Footwear	1,044,502	1,021,603	997,692
Total merchandise sales (2)	5,659,892	4,809,714	4,763,095
Other sales (3)	29,341	20,183	20,798
Net sales	$5,689,233	$4,829,897	$4,783,893
(1)Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2020, 2019 and 2018 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2)E-commerce sales consisted of 10.4%, 5.1% and 4.9% of merchandise sales for 2020, 2019 and 2018, respectively.
(3)Other sales consisted primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our balance sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as "breakage".

The following is a reconciliation of the gift card liability (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Gift card liability, beginning balance	$67,993	$66,153	$59,724
Issued	111,160	134,839	153,429
Redeemed	(100,678)	(128,638)	(142,742)
Recognized as breakage income	(4,222)	(4,361)	(4,258)
Gift card liability, ending balance	$74,253	$67,993	$66,153

4.Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
ABL Facility, due November 2025	$—	$—
Term Loan, due November 2027	400,000	1,468,993
Notes, due November 2027	400,000	—
Total debt	800,000	1,468,993
Less current maturities	(4,000)	(34,116)
Less unamortized discount on Term Loan	(3,861)	(2,591)
Less deferred loan costs (1)	(10,650)	(3,744)
Long-term debt, net	$781,489	$1,428,542
(1) Deferred loan costs are related to the Term Loan and Notes.

As of January 30, 2021 and February 1, 2020, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $5.5 million and $3.4 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $2.6 million, $2.6 million and $3.0 million in 2020, 2019 and 2018, respectively. Total expenses related to accretion of original issuance discount were $1.0 million, $1.1 million and $1.2 million in 2020, 2019 and 2018, respectively.
On November 6, 2020, the Company issued the Notes (as defined below), entered into the 2020 Term Loan (as defined below), and entered into the 2020 ABL Facility (the "Refinancing Transactions"). The Company used the net proceeds from the Notes and the net proceeds from the 2020 Term Loan, together with cash on hand, to repay in full outstanding borrowings under its then-existing term loan, in the amount of $1,431.4 million.

Term Loan

We refer to the 2015 Term Loan and the 2020 Term Loan collectively as the "Term Loan".

On July 2, 2015, Academy, Ltd. entered into a seven-year $1.8 billion senior secured term loan (the "2015 Term Loan") with Morgan Stanley Senior Funding, Inc., as the administrative and collateral agent, and other lenders, and a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders. Academy, Ltd. received proceeds from the 2015 Term Loan of $1.8 billion, which was net of discount of $9.1 million. The 2015 Term Loan bore interest at our election, at either (1) LIBOR rate with a floor of 1.00%, plus a margin of 4.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Morgan Stanley Senior Funding, Inc.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 3.00%. Quarterly principal payments of approximately $4.6 million were required through June 30, 2022, with the balance due in full on the maturity date of July 2, 2022.

On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, entered into the Second Amended and Restated Credit Agreement (the "2020 Term Loan Agreement"), with Credit Suisse AG, Cayman Island Branch ("Credit Suisse"), as the administrative agent and collateral agent (the "Term Loan Agent"), the several lenders from time to time parties thereto and the several other parties named therein, which established a new $400.0 million first lien term loan (the "2020 Term Loan"). The 2020 Term Loan will mature on November 6, 2027. The 2020 Term Loan bears interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of approximately $1.0 million are required through September 30, 2027, with the balance due in full on the maturity date of November 6, 2027. As of January 30, 2021, the weighted average interest rate was 5.75%, with interest payable monthly. The terms and conditions of the 2020 Term Loan also require that the outstanding balance under the 2020 Term Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan, the Company capitalized related professional fees of $5.8 million as deferred loan costs.

The 2020 Term Loan Agreement contains customary events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control. As of January 30, 2021, no prepayment was due under the terms and conditions of the Term Loan.

Prior to the Refinancing Transactions in 2020 and 2019, we repurchased principal on our Term Loan. The following table provides further detail regarding these repurchases (amounts in millions):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Gross principal repurchased	$23.9	$147.7
Reacquisition price of debt	$16.0	$104.6
Net gain recognized	$7.8	$42.3

In connection with the Refinancing Transactions, the Company recognized a non-cash loss on early retirement of debt of $4.2 million from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2015 Term Loan.

Notes
On November 6, 2020, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture"), by and among Academy, Ltd. the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (in such capacity, the "Notes Collateral Agent"). The Notes will pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, commencing on May 15, 2021. The Notes were sold in the United States to persons reasonably believed to be "qualified institutional buyers" pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. In connection with issuance of the Notes, the Company capitalized related professional fees of $5.2 million as deferred loan costs.
The Notes are fully and unconditionally guaranteed on a senior secured basis by each of NAHC, Associated Investors L.L.C. and Academy Managing Co., L.L.C., each a direct or indirect, wholly-owned subsidiary of the Company (collectively, the "Guarantors"), and each of Academy, Ltd.’s future wholly-owned domestic restricted subsidiaries, to the extent such subsidiary guarantees Academy, Ltd.’s senior secured credit facilities or certain capital markets debt.
On or after November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or a part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a "make-whole" premium as described in the Indenture. In addition, at any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 106.00% of the aggregate principal amount thereof, with an amount equal to or less than the net cash proceeds from one or more equity offerings to the extent such net cash proceeds are received by or contributed to Academy, Ltd., plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), Academy, Ltd. will be required to make an offer to repurchase all of the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Indenture provides for events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in respect of the Notes, acceleration of certain other indebtedness, failure to pay certain final judgments, failure of certain guarantees to be enforceable, failure to perfect certain collateral securing the Notes and certain events of bankruptcy or insolvency, which events of default, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Notes to be due and payable immediately.

ABL Facility

We refer to the 2015 ABL Facility and the 2020 ABL Facility collectively as the "ABL Facility".

On July 2, 2015, Academy, Ltd. entered into a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility"). On May 22, 2018, the Company amended the agreement governing the 2015 ABL Facility, to increase the commitment on the facility from $650 million to $1 billion. In connection with the amendment to the 2015 ABL Facility, the Company capitalized related professional fees of $2.8 million as deferred loan costs and wrote of $0.1 million in previously capitalized deferred loan costs. The 2015 ABL Facility was scheduled to mature on May 22, 2023, subject to a springing maturity clause which could have been triggered 91 days before the July 2, 2022 maturity of the 2015 Term Loan Facility.
On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, amended the 2015 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the "ABL Agent") and the several lenders party thereto, which ABL Amendment, among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (the "2020 ABL Facility"). In connection with the 2020 ABL Facility, the Company capitalized related professional fees of $3.1 million as deferred loan costs.

The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of January 30, 2021, we had outstanding letters of credit of approximately $25.4 million, of which $20.1 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $718.8 million.

Borrowings under the ABL Facility bear interest, at our election, at either of (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of January 30, 2021, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Liens and guarantees. The ABL Facility has a first priority lien on all Academy, Ltd.'s cash, accounts receivable, inventory, deposit and securities accounts and proceeds therefrom (the "ABL Collateral"). Additionally, the ABL Facility has a second priority lien on all other collateral of the Term Loan. All obligations under the Term Loan and the guarantees of those obligations are secured by:

•a second-priority security interest in the ABL Collateral;
•a first-priority security interest in, and mortgages on, substantially all present and after acquired tangible and intangible assets of Academy, Ltd and the Guarantors.; and
•a first-priority pledge of 100% of the capital stock of Academy, Ltd. and its domestic subsidiaries and 66% of the voting capital stock of each of Academy, Ltd.'s foreign subsidiaries, if any, that are directly owned by Academy, Ltd. or a future U.S. guarantor, if any.
The Term Loan is guaranteed by the Guarantors on a senior secured basis. All obligations under the Term Loan and the guarantees of those obligations will be secured by:

•a second-priority security interest in the ABL Priority Collateral;
•a first-priority security interest in, and mortgages on, substantially all present and after acquired tangible and intangible assets of Academy and the Guarantors; and
•a first-priority pledge of 100% of the capital stock of Academy and its domestic subsidiaries and 66% of the voting capital stock of each of Academy’s foreign subsidiaries, if any, that are directly owned by Academy or a future U.S. guarantor, if any.

In order to secure the Notes and the guarantees, Academy, Ltd. and the Guarantors entered into certain security documents with the Notes Collateral Agent, including a security agreement and a pledge agreement, each dated as of November 6, 2020. The Notes and the guarantees are secured by

•a first-priority lien on all of Academy, Ltd.’s and the Guarantors’ personal property that secure the Term Loan on a first-priority basis; and
•a second-priority lien on Academy, Ltd.’s and the Guarantors’ personal property consisting of accounts and all other rights to payment, inventory, tax refunds, cash, deposit accounts, securities and commodities accounts, and documents and supporting obligations, securing the ABL Facility on a first-priority basis and the Term Loan on a second-priority basis (the "ABL Priority Collateral").

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of January 30, 2021.

As of January 30, 2021, scheduled principal payments on our debt are as follows (amounts in thousands):

Fiscal Year
2021	$4,000
2022	4,000
2023	4,000
2024	4,000
2025	4,000
Thereafter	780,000
Total	$800,000

5.Derivative Financial Instruments

We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On October 28, 2020, we determined that a portion of the underlying cash flows related to $100.0 million of swap notional principal amount was no longer probable of occurring over the remaining term of the interest rate swaps as a result of the Company's refinancing transactions (see Note 4). As a result, we reclassified approximately $1.3 million of losses from accumulated other comprehensive loss ("AOCI") to other (income) expense, net in the third quarter of 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. As of January 30, 2021, we do not have any derivative financial instruments outstanding.

The fair value of the interest rate swaps is as follows (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
Derivatives designated as hedging instruments
Assets
Amounts included in other current assets	$—	$—
Amounts included in other noncurrent assets	—	—
Liabilities
Amounts included in accrued expenses and other current liabilities	—	6,130
Amounts included in other long-term liabilities	—	1,976
Total derivatives designated as hedging instruments net liabilities	$—	$(8,106)

For derivatives designated as hedging instruments, amounts included in AOCI are reclassified to interest expense in the same period during which the hedged transaction affects earnings, which is as interest expense is recorded on the underlying Term Loan.

The impact of gains and losses related to interest rate swaps that are deferred into AOCI and subsequently reclassified into expense as follows (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Accumulated Other Comprehensive Income (Loss), beginning	$(8,066)	$8,448	$9,967
Loss deferred into AOCI (net of tax impact of $350)	(6,303)	(16,096)	(2,625)
Increase (decrease) to interest expense (net of tax impact of $1,000)	10,045	(418)	1,106
Loss on swaps from debt refinancing in other (income) expense, net (net of tax impact of $330)	1,000	—	—
Accumulated Other Comprehensive Income (Loss), ending	$(3,324)	$(8,066)	$8,448

6.Fair Value Measurements

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

The following table provides the fair value hierarchy for our derivative financial instruments (amounts in thousands) as of:

	Fair Value Hierarchy	January 30, 2021	February 1, 2020
Assets
Interest rate swap	Level 2	$—	$—

Liabilities
Interest rate swap	Level 2	$—	$8,106

We value our derivative financial instruments using a discounted cash flow analysis based on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market based inputs including interest rates and implied volatilities. Our valuations also consider both our own and the respective counterparty’s non-performance risk. We have considered unobservable market factors such as the likelihood of default by us and our counterparty, our net exposures, credit enhancements, and remaining maturities in determining a credit valuation adjustment to include as part of the fair value of our derivative financial instruments. To date, the credit valuation adjustment did not comprise a material portion of the fair value of the derivative financial instruments. Therefore, we consider our derivative financial instruments to fall within Level 2 of the fair value hierarchy.

Non-Financial Assets Measured on a Non-Recurring Basis

Certain non-financial assets are subject to periodic impairment tests and are not measured to fair value on a recurring basis. These assets include property and equipment, goodwill and our Trade Name. During 2018, we recorded full property and equipment impairment charges of $1.4 million on one project and one store that we continue to operate. The related charges are included in selling, general and administrative expenses in the consolidated statement of income. The fair value for each store was determined by using a discounted cash flow model of projected store income, which we have classified as Level 3 of the fair value hierarchy.

Other Financial Instruments

Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. We held investments in money market funds of $284.0 million and $113.3 million as of January 30, 2021 and February 1, 2020, respectively.

The fair value of the Term Loan is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of January 30, 2021 and February 1, 2020, the estimated fair value of the Term Loan was $0.8 billion and $1.2 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7.Property and Equipment

Property and equipment consists of the following (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
Leasehold improvements	$438,287	$436,807
Equipment and software	561,333	537,364
Furniture and fixtures	319,764	316,420
Construction in progress	23,575	17,639
Land	3,699	3,698
Total property and equipment	1,346,658	1,311,928
Accumulated depreciation and amortization	(968,398)	(870,521)
Property and equipment, net	$378,260	$441,407

Depreciation expense was $105.5 million, $117.3 million and $130.4 million in 2020, 2019 and 2018, respectively.

8.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
Accrued interest	$7,684	$7,835
Accrued personnel costs	113,032	54,065
Accrued professional fees	2,547	2,451
Accrued sales and use tax	14,980	12,651
Accrued self-insurance	13,471	14,107
Deferred revenue - gift cards and other	76,778	70,220
Income taxes payable	23,730	4,941
Interest rate swaps	—	6,129
Property taxes	16,978	16,919
Sales return allowance	5,800	5,500
Other	16,351	16,563
Accrued expenses and other current liabilities	$291,351	$211,381

9.Equity and Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserves a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of January 30, 2021, there were 4,940,723 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
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
Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards are entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was or will be made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards will be payable upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $21.0 million were paid through January 30, 2021. Share-Based Award Payments payable as of January 30, 2021 for unvested awards is $11.2 million, which is reflected within accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
These exercise price adjustments did not increase the value of the Unit Options and no related additional equity compensation expense was or will be incurred.
On June 22, 2018, the Company reduced the exercise price on vested and unvested options to fair market value for current employees holding options with exercise prices greater than fair market value. The repricing affected 184 employees and 6,909,475 options. Equity compensation expense incurred at the time of the repricing was $0.7 million.
Equity compensation expense was $31.6 million in 2020, which includes approximately $19.9 million of equity compensation expense associated with the expensing of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO. Equity compensation expense was $7.9 million and $4.6 million in 2019 and 2018, respectively. These costs are included in selling, general and administrative expenses in the statements of income.

As of January 30, 2021, unrecognized compensation cost related to Unit Options and Restricted Units of $31.5 million is expected to be recognized over a weighted average life of 2.2 years. The total fair value of Restricted Units vested was $14.4 million, $0.3 million and $0.2 million for 2020, 2019 and 2018, respectively.

Service Option and Performance Option Fair Value Assumptions
The fair value for Service Options and Performance Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options and Performance Options granted were based on the "SEC simplified" method and a mid-point assumption, respectively. Expected price volatility was determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Unit Options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The assumptions used to calculate the fair value of Unit Options granted are evaluated and modified, as necessary, to reflect current market conditions and experience.

The following table presents the assumptions and grant date fair values for Service Options granted in 2020, 2019 and 2018:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Expected life in years	6.2	6.2	6.2
Expected volatility	53% to 55%	52%	50% to 55%
Weighted-average volatility	53.1%	52.0%	54.1%
Risk-free interest rate	.39% to .76%	1.4% to 2.5%	2.6% to 2.9%
Dividend yield	—	—	—
Weighted-average grant date fair value - Service Options (1)	$8.49	$8.66	$8.98
Weighted-average grant date fair value - Performance Options (1)	$—	$8.63	$8.95
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

Unit Option Activity
The Company’s outstanding and unvested Service Options typically vest ratably over a four-year period, on each anniversary of their grant date. In the event of certain Company change of control transactions, the Company’s then-outstanding and unvested Service Options will become fully vested and exercisable.
The Company’s outstanding and unvested Performance Options typically vest ratably over a four-year period, after the conclusion of each fiscal year and upon our board of managers’ determination that the Company has achieved certain pre-determined annual earnings before interest, taxes, depreciation and amortization ("EBITDA") targets for such fiscal year. The Company’s outstanding and unvested Performance Options may, on a case-by-case basis, also grant certain additional vesting rights, whereby any Performance Options that do not vest due to missed annual EBITDA targets may nevertheless partially or fully vest as a result of certain alternative events, including, as examples, the Company achieving a pre-determined cumulative EBITDA target for a set of fiscal years, or the Company achieving a pre-determined ASO, Inc. stock price target on a specified date, or the Company completing a change in control.

Unit Option activity is as follows:

Service-Based Unit Options (1)
	Unit Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 3, 2018	4,552,667	$12.66	6.0	$18,415
Granted or modified	3,064,943	16.66
Canceled or modified	(1,872,502)	18.87
Forfeited	(789,464)	17.39
Exercised	—	—
Outstanding as of February 2, 2019	4,955,644	$12.03	5.7	$33,157
Granted or modified	1,385,760	16.60
Canceled or modified	(191,103)	14.49
Forfeited	(359,993)	16.47
Exercised	—	—
Outstanding as of February 1, 2020	5,790,308	$12.76	5.5	$28,855
Granted or modified	1,449,900	16.87
Canceled or modified	(205,894)	14.23
Forfeited	(327,836)	16.82
Exercised	(423,696)	5.03
Outstanding as of January 30, 2021 (3)	6,282,782	$13.53	5.5	$50,055
Exercisable as of January 30, 2021	3,755,459	$11.40	3.6	$37,941
(1) The fair value of a membership unit(2) as of each period end was $13.86, $18.62, $17.61 and $21.50 for the fiscal years 2017, 2018, 2019 and 2020.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Performance-Based Unit Options (1)
	Unit Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 3, 2018	3,143,605	$9.73	4.8	$18,658
Granted or modified	1,038,837	16.66
Canceled or modified	(716,869)	18.46
Forfeited	(391,069)	17.61
Exercised	—	—
Outstanding as of February 2, 2019	3,074,504	$9.01	4.1	$29,960
Granted or modified	423,948	16.60
Canceled or modified	(72,609)	12.29
Forfeited	(178,994)	16.60
Exercised	—	—
Outstanding as of February 1, 2020	3,246,849	$9.51	3.6	$26,838
Granted or modified	—	—
Canceled or modified	(97,480)	10.92
Forfeited	(85,564)	16.45
Exercised	(115,184)	4.65
Outstanding as of January 30, 2021 (3)	2,948,621	$8.81	2.5	$37,422
Exercisable as of January 30, 2021	2,395,315	$6.99	1.3	$34,746
(1) The fair value of a membership unit(2) as of each period end was $13.86, $18.62, $17.61 and $21.50 for the fiscal years 2017, 2018, 2019 and 2020.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Restricted Unit Activity

Restricted Unit activity is as follows:

	Service Restricted Units		Liquidity Event Restricted Units		Performance Restricted Units
	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)
Non-vested as of February 3, 2018	9,213	$22.21	433,685	$18.90	—	$—
Granted	20,015	16.47	859,133	16.82	—	—
Vested	(11,017)	18.59	—	—	—	—
Forfeited	—	—	(248,347)	18.24	—	—
Non-vested as of February 2, 2019	18,211	$16.47	1,044,471	$17.36	—	$—
Granted	12,070	16.57	45,265	16.57	—	—
Vested	(18,210)	16.57	—	—	—	—
Forfeited	—	—	(44,923)	16.70	—	—
Non-vested as of February 1, 2020	12,071	$16.57	1,044,813	$17.36	—	$—
Granted	32,049	17.01	1,185,474	17.99	16,328	13.87
Vested	(12,071)	16.58	(802,498)	17.64	—	—
Forfeited	—	—	(88,459)	17.37	—	—
Non-vested as of January 30, 2021	32,049	$17.01	1,339,330	$17.74	16,328	$13.87
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

The Company’s outstanding and unvested Service Restricted Units typically vest 100% on the six-month or one-year anniversary of their grant date. In the event of certain Company change of control transactions, the Company’s then-outstanding and unvested Service Restricted Units will become fully vested and exercisable.
The Company’s outstanding and unvested Liquidity Event Restricted Units typically vest either (i) over a four-year period at rates of 30%, 30%, 20% and 20% per anniversary of the Liquidity Event Restricted Unit holder’s employment start date, so long as the Company completes an initial public offering prior to the fifth anniversary of their grant date, or (ii) immediately at a rate of 100%, upon the completion of certain Company change of control transactions, so long as the Company completes such change of control transaction prior to the fifth anniversary of their grant date. The Company’s outstanding and unvested Liquidity Event Restricted Units began being expensed on October 6, 2020, concurrent with the completion of the IPO and the performance objective was met in accordance with ASC 718. Additionally, in connection with the completion of the IPO, the Company issued performance restricted units to key team members which will vest 25% on the first anniversary of the grant date and 75% on the second anniversary of the grant date.
The Company’s outstanding and unvested Performance Restricted Units typically vest either (i) over a four-year period at rates of 25%, 25%, 25% and 25% per anniversary of the Performance Restricted Unit holder’s grant date, so long as the Company achieves the performance metric for the grant year, (ii) achieves a stated target share price, or (iii) a change of control occurring during the grant year the company offering prior to the fifth anniversary of their grant date, or (ii) immediately at a rate of 100%, upon the completion of certain Company change of control transactions, so long as during the twenty-four month period following such change of control the unit holder's service is terminated without cause or they submit their resignation for good reason, as defined in the award agreement.

10.Earnings per Common Share
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
Basic and dilutive shares outstanding are calculated as follows (amounts in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$308,764	$120,043	$21,442

Weighted average common shares outstanding - basic (1)	77,994	72,477	72,432
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	7	10	16
Dilutive effect of Liquidity Event Restricted Units and Performance Restricted Stock Units (1)	1,224	—	—
Dilutive effect of Service Options (1)	773	917	1,282
Dilutive effect of Performance Unit Options and Performance Stock Options (1)	1,433	1,391	1,468
Weighted average common shares outstanding - diluted (1)	81,431	74,795	75,198

Earnings per common share - basic	$3.96	$1.66	$0.30
Earnings per common share - diluted	$3.79	$1.60	$0.29

Anti-dilutive stock-based awards excluded from diluted calculation (1)	349	582	2,377
(1) See Retrospective Presentation of Ownership Exchange in Note 2

11.Income Taxes
Prior to October 1, 2020, the Company was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our IPO, as a result of the Reorganization Transactions (see Note 1) completed on October 1, 2020, as described further in the Prospectus, on and after October 1, 2020, the Company is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.
As a result of the Reorganization Transactions, the Company recorded a net deferred tax liability position of $137.3 million, which consisted of the Company’s difference between the Company's financial statement carrying value and the outside tax basis in its NAHC membership units, immediately following the completion of the Reorganization Transactions, measured at the enacted federal and state income tax rates. Additionally, $4.6 million in current tax liability was assumed by the Company as part of the Reorganization Transactions. The combined entry was recorded as a cumulative adjustment to additional paid-in capital for the year equal to $141.9 million, as reflected in the statement of stockholders' equity.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the U.S. on March 27, 2020, and the Consolidated Appropriations Act of 2021 was enacted on December 27, 2020. These legislative actions did not significantly impact our full year effective tax rate in fiscal 2020.

The income tax provision consists of the following (amounts in thousands) as of:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current expense:
Federal	$23,403	$—	$—
State	6,231	2,501	2,412
Foreign	21	19	33
Total current expense	29,655	2,520	2,445

Deferred expense (benefit):
Federal	170	—	—
State	529	318	(514)
Foreign	2	(21)	20
Total deferred expense (benefit)	701	297	(494)
Income tax expense	$30,356	$2,817	$1,951

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	1.7	2.3	8.1
Effect of pre-IPO pass-through income allocated to our members	(13.7)	(21.4)	(23.8)
Effect of permanent items	0.0	0.4	2.8
Other, including foreign	0.0	0.0	0.2
Effective income tax rate	9.0%	2.3%	8.3%

The effective tax rate for the periods reflected is less than the U.S. federal tax rate on corporations primarily as a result of the Company’s status as a flow-through entity prior to October 1, 2020. The fiscal year ended January 30, 2021 includes four months of activity subject to U.S. federal and state income tax in addition to the historically reported Texas franchise tax as a result of the Reorganization Transactions. For complete annual periods on and after October 1, 2020, no portion of the Company’s income remains flow-through to the prior members of NAHC and our estimated effective tax rate is between 24% and 25% for the full year.

Components of deferred tax assets and liabilities consist of the following (amounts in thousands) as of:

	January 30, 2021	February 1, 2020
Deferred tax assets:
Other	$—	$220
Total deferred tax assets	—	220

Deferred tax liabilities:
Other	(345)	—
Investment in NAHC	(138,358)	—
Total deferred tax liabilities	(138,703)	—
Net deferred tax asset (liability)	$(138,703)	$220
The Reorganization Transactions (see Note 1) resulted in ASO, Inc.'s ownership of 100% of NAHC which operated as a tax partnership through the fiscal year ended January 30, 2021. The deferred tax liability as of January 30, 2021 reflects the excess of financial statement carrying value over our tax basis in NAHC membership units measured using the federal income tax rate of 21% and our weighted average state income tax rate equal to approximately 2.4% net of federal tax benefit. For the year ended February 1, 2020, the net deferred tax asset is included in other noncurrent assets.
Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. As of January 30, 2021, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 30, 2021, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years ending 2018 through 2020, and 2017 through 2020, respectively.

12.Leases

We lease all of our retail stores, distribution centers and corporate offices. Our leases primarily relate to building leases, which generally include options to renew at our sole discretion for five years or more. We regularly extend options for our building leases, which constitutes a lease modification and such events require a re-measurement of the lease liability at current discount rates. The life of leasehold improvement assets are limited by the expected lease term. Additionally, we have certain agreements for equipment rentals, which are typically 12 months or less in duration. As of January 30, 2021, all of our leases are classified as operating leases.

In addition, in certain situations, we may sublease real estate to third parties. Our sublease portfolio consists mainly of former store locations for which we are still under lease and existing store leases in which we have excess or unused space.
In April 2020, the Financial Accounting Standards Board issued Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. This guidance provides entities with the option to elect to account for certain lease concessions as though the enforceable rights and obligations had existed in the original lease. As a result, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in Accounting Standards Codification Topic 842, Leases, to those contracts. During the year ended January 30, 2021, the Company received $2.5 million in lease expense credit related to landlord abated rent as a result of the elections made under this guidance. Additionally, during the year ended January 30, 2021, the Company signed 46 lease extensions requiring lease modification accounting treatment.

The components of lease expense and sublease income included in selling, general and administrative ("SG&A") expenses on our statement of income is as follows (amounts in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020
Operating lease expense	$196,794	$195,301
Short-term lease expense	—	—
Variable lease expense	5,410	7,736
Sublease income	(756)	(1,591)
Net lease expense	$201,448	$201,446

Information about our operating leases is as follows (dollar amounts in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$86,782	$57,383
Cash paid for amounts included in the measurement of lease liabilities	$179,723	$192,849

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term in years	11.0	10.7
Weighted-average incremental borrowing rate	9.09%	8.89%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.

The remaining maturities of lease liabilities by fiscal year as of January 30, 2021 are as follows (amounts in thousands):

2021	$196,948
2022	195,066
2023	187,159
2024	178,871
2025	172,918
2026	164,884
After 2026	887,391
Total lease payments (1)	1,983,237
Less: Interest	(752,811)
Present value of lease liabilities	$1,230,426
(1) Minimum lease payments have not been reduced by sublease rentals of $1.7 million due in the future under non-cancelable subleases.

13.Related Party Transactions

Monitoring Agreement

On August 3, 2011 (the "Effective Date"), we entered into a monitoring agreement (the "Monitoring Agreement"), with Kohlberg Kravis Roberts & Co. L.P. (the "Adviser") pursuant to which the Adviser provides advisory, consulting and financial services to us. In accordance with the terms of the Monitoring Agreement, we paid an aggregate annual advisory fee which increases by 5.0% annually on each anniversary of the Effective Date. The Adviser also charged us a customary fee for services rendered in connection with securing, structuring and negotiating equity and debt financings by us. Additionally, we were required to reimburse the Adviser for any out-of-pocket expenses in connection with these services. The Monitoring Agreement continued in effect from year-to-year, unless amended or terminated by the Adviser and us.

Upon the completion of the IPO, in the third quarter of 2020 the Monitoring Agreement terminated and we recognized the final termination fee of $12.3 million. The termination fee is equal to the net present value of the advisory fees that would have been paid from the termination date through the twelfth anniversary of the Effective Date of the Monitoring Agreement. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $14.8 million, $3.6 million and $3.5 million in 2020, 2019 and 2018, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of income.

Transaction and Other Fee Arrangements

On October 6, 2020, ASO, Inc. completed the IPO. The Company paid $2.7 million in fees to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO.

On November 3, 2020, ASO, Inc. completed the IPO Over-Allotment Exercise. The Company paid $0.3 million in fees to KCM for underwriting services in connection with the IPO Over-Allotment Exercise.

On November 6, 2020, the Company issued the Notes, entered into the 2020 Term Loan Facility, and entered into the 2020 ABL Amendment. The Company paid $2.5 million in fees to KCM in connection with the Refinancing Transactions. These fees are recorded as deferred loan costs, net of amortization, within the long-term debt on the balance sheets.

Other Related Party Transactions

On January 27, 2021, in connection with the Secondary Offering, the Company entered into an Underwriting Agreement with affiliates of KKR (as selling stockholders), the several other selling stockholders named therein, and the several underwriters named therein, including KCM (as underwriter). The Secondary Offering was completed on February 1, 2021. The Company did not pay KCM any fees in connection with the Secondary Offering.

KKR has ownership interest in a broad range of portfolio companies and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

Investments in Managers

For the fiscal years ended February 1, 2020 and February 2, 2019, executives and directors of the Company made cash purchases of Redeemable Membership Units in Managers for approximately $0.1 million and $1.3 million, respectively. The cash consideration paid for the Redeemable Membership Units was concurrently contributed to NAHC by Managers in exchange for a number of NAHC Membership Units equal to the number of Redeemable Membership Units purchased. There were no investments in Managers for the fiscal year ended January 30, 2021.
During the year ended January 30, 2021, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. During the year ended February 1, 2020, Managers repurchased at fair market value approximately $0.5 million of Redeemable Membership Units from a director and an executive of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director and executive.

Note Receivable from Member and Distribution
Prior to October 1, 2020, under NAHC's LLC agreement, certain members could require the Company to provide a tax loan on their behalf under certain circumstances. On April 10, 2019, the Company loaned $4.0 million with a note receivable issued to a member. The note receivable bears semi-annual compounding interest at 2.5% with outstanding principal and interest due on April 10, 2022. This note receivable was recorded in other non-current assets on the balance sheet.
On April 5, 2018, the Company loaned $4.1 million with a note receivable issued to a member. The note receivable bears semi-annual compounding interest at 2.1%, with outstanding principal and interest due on April 5, 2021, and was recorded in prepaid expenses and other non-current assets on the balance sheet.
On August 28, 2020, the Company made a distribution to its members of record as of August 25, 2020, of $257.0 million (see Note 9). Of the $257.0 million, $8.5 million was used to offset and satisfy the remaining balances of the notes receivable and related interest receivable from a member.

14.Commitments and Contingencies

Technology Related Commitments and Other

As of January 30, 2021, we have obligations under technology related contractual commitments as well as other commitments, such as construction commitments, in the amount of $10.8 million. Of such commitments, approximately $8.8 million is payable in the next 12 months.

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

Legal Proceedings

We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or general liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments

We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of January 30, 2021, we have $12.2 million in related commitments through 2027, of which $6.9 million is payable in next 12 months.

15.Employee Benefit Plans

401(k) Plan

We sponsor a safe harbor defined contribution 401(k) profit sharing plan (the "401(k) Plan") for our eligible employees. The 401(k) plan includes an eligible employee compensation deferral feature, Company matching contributions and a Company profit sharing component. Eligible employees are permitted to contribute up to 75% of their eligible compensation on a pretax basis to the 401(k) Plan, subject to Internal Revenue Service limitations. We match 100% of the money contributed by a plan participant to the 401(k) Plan each pay period, on a dollar-for-dollar basis, up to 6% of a plan participant’s eligible compensation during such pay period. Annual Company profit sharing contributions are made at the discretion of our board of directors, subject to certain limitations. The 401(k) Plan may be amended or terminated at our discretion. Employer contributions related to the 401(k) Plan totaled $13.2 million, $12.4 million and $11.9 million in 2020, 2019 and 2018, respectively.

16.Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial information for the fiscal years ended 2020 and 2019 are reflected in the table below (in thousands, except earnings per share data):

	1st	2nd	3rd	4th
(amounts in thousands)	Quarter	Quarter	Quarter	Quarter
2020:
Net sales	$1,136,301	$1,606,420	$1,349,076	$1,597,436
Gross margin	297,945	496,501	440,511	499,088
Operating income	14,022	183,788	81,556	141,032
(Gain) loss on early retirement of debt, net	—	(7,831)	—	4,249
Net income (loss)	$(10,020)	$167,676	$59,586	$91,522

Earnings (loss) per common share:
Basic (1)	$(0.14)	$2.31	$0.78	$1.01
Diluted (1)	$(0.14)	$2.25	$0.74	$0.97

Weighted average common shares outstanding:
Basic (1)	72,474	72,478	76,771	90,253
Diluted (1)	72,474	74,439	80,714	94,377

2019:
Net sales	$1,076,792	$1,237,410	$1,145,203	$1,370,492
Gross margin	312,996	385,204	362,422	370,532
Operating income	11,394	72,634	53,176	42,217
Gain on early retirement of debt, net	(41,138)	(1,127)	—	—
Net income	$25,406	$48,347	$28,552	$17,738

Earnings (loss) per common share:
Basic (1)	$0.35	$0.67	$0.39	$0.24
Diluted (1)	$0.34	$0.65	$0.38	$0.24

Weighted average common shares outstanding:
Basic (1)	72,473	72,485	72,484	72,468
Diluted (1)	74,697	74,507	75,201	74,974
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

Item 16. Form 10–K Summary

Not applicable.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
4.1	Amendment to the Registration Rights Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC and New Academy Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
4.2	Indenture, dated as of November 6, 2020, by and among Academy, Ltd., as issuer, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1	Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.2	Amended and Restated Term Loan Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.3	Amended and Restated Term Loan Pledge Agreement, dated as of July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.4	ABL Intercreditor Agreement, dated July 2, 2015, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the Term Loan Secured Parties referred to therein, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, and each of the subsidiaries of the Borrower listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.5	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the Additional Debt Secured Parties referred to therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.6	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, and Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.7	First Lien Intercreditor Agreement, dated November 6, 2020, among Credit Suisse AG, Cayman Islands Branch, as First Lien Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon Trust (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.8	First Amended and Restated ABL Credit Agreement, dated July 2, 2015, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.9	Amendment No. 1 to First Amended and Restated ABL Credit Agreement, dated as of May 22, 2018, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, each of the Guarantors party thereto, each of the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.10	Amendment No. 2 to First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the letter of credit issuer, administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.11	Amended and Restated ABL Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.12	Amended and Restated ABL Pledge Agreement, dated July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.13	Notes Security Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.14	Notes Pledge Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.15†	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2020).
10.16†	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.17†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.18†	2020 Form of Performance-Based Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.19†*	2021 Form of Performance-Based Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.
10.20†	2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.21†	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.22†	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.23†	Form of 2019 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.24†	Form of 2019 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.25†	Form of 2018 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.26†	Form of 2018 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.27†*	Form of 2018 Non Executive Option Agreement under 2011 Unit Incentive Plan.
10.28†	Form of 2017 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.29†	Form of 2016 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.30†	Form of August 2020 Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.31†	Form of 2020 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.32†	Form of 2020 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.33†	Form of 2019 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.34†	Form of 2018 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (as amended) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.35†	Form of Independent Non-Employee Director Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.36†	Form of 2018 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.37†	Ken C. Hicks Employment Agreement, dated August 2, 2018 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.38†	Michael P. Mullican Employment Agreement, dated January 6, 2017 and amended on December 21, 2017 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.39†	Steven (Steve) P. Lawrence Employment Agreement, dated January 29, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.40†	Samuel (Sam) J. Johnson Employment Agreement, dated April 17, 2017 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.41†*	Jamey Rutherford Traywick Employment Agreement, dated October 1, 2018.
10.42†	Form of 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.43	Stockholders Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC, KKR 2006 Allstar Blocker L.P. and Allstar Co-Invest Blocker L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2020).
10.44†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
21.1*	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibit
23.1*	Consent of Deloitte & Touche LLP (with respect to the financial statements of Academy Sports and Outdoors, Inc.).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**
This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory arrangements for director(s) and/or executive officer(s).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 7, 2021 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	HEATHER A. DAVIS
Heather A. Davis
Senior Vice President of Accounting, Treasury and Tax
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	KEN C. HICKS	Chairman, President and Chief Executive Officer	April 7, 2021
	Ken C. Hicks	(principal executive officer)

/s/	MICHAEL P. MULLICAN	Executive Vice President and Chief Financial Officer	April 7, 2021
	Michael P. Mullican	(principal financial officer)

/s/	HEATHER A. DAVIS	Senior Vice President of Accounting, Treasury and Tax	April 7, 2021
	Heather A. Davis	(principal accounting officer)

/s/	BRIAN T. MARLEY	Director	April 7, 2021
Brian T. Marley

/s/	VISHAL V. PATEL	Director	April 7, 2021
Vishal V. Patel

/s/	ALLEN I. QUESTROM	Director	April 7, 2021
Allen I. Questrom

/s/	WILLIAM S. SIMON	Director	April 7, 2021
William S. Simon

/s/	NATHANIEL H. TAYLOR	Director	April 7, 2021
Nathaniel H. Taylor

/s/	JEFFERY C. TWEEDY	Director	April 7, 2021
Jeffery C. Tweedy

/s/	AILEEN X. YAN	Director	April 7, 2021
Aileen X. Yan

/s/	WENDY A. BECK	Director	April 7, 2021
Wendy A. Beck

/s/	TOM M. NEALON	Director	April 7, 2021
Tom M. Nealon

ACADEMY SPORTS AND OUTDOORS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

(amounts in thousands)	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
January 30, 2021:
Allowance for doubtful accounts	$3,275	$(205)	(5)	$(1,898)	(1)	$1,172
Sales return allowance	5,500	11,300	(2)	(11,000)	(2)	5,800
Inventory shrink adjustments	12,891	76,990		(81,377)	(3)	8,504
Self-insurance reserves	22,429	61,920		(62,284)	(4)	22,065

February 1, 2020:
Allowance for doubtful accounts	$3,008	$499		$(232)	(1)	$3,275
Sales return allowance	5,800	9,400	(2)	(9,700)	(2)	5,500
Inventory shrink adjustments	19,271	62,975		(69,355)	(3)	12,891
Self-insurance reserves	22,807	61,220		(61,598)	(4)	22,429

February 2, 2019:
Allowance for doubtful accounts	$2,616	$1,020		$(628)	(1)	$3,008
Sales return allowance	6,500	9,400	(2)	(10,100)	(2)	5,800
Inventory shrink adjustments	14,683	69,047		(64,459)	(3)	19,271
Self-insurance reserves	19,942	62,000		(59,135)	(4)	22,807
(1) Represents write-offs to the reserve.
(2) Represents the monthly increase (decrease) in the required reserve based on the Company's evaluation of anticipated merchandise returns.
(3) Represents the actual inventory shrinkage experienced at the time of physical inventories.
(4) Represents claim payments for self-insured claims.
(5) The reduction represents net collections on previously written-off balances.