Form 10-Q
period 2021-05-01
Academy Sports & Outdoors, Inc.
filed 2021-06-08
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2021
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

As of June 1, 2021, Academy Sports and Outdoors, Inc. had 92,099,917 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$593,288	$377,604	$725,615
Accounts receivable - less allowance for doubtful accounts of $1,450, $1,172 and $4,432, respectively	10,831	17,306	9,771
Merchandise inventories, net	1,080,804	990,034	1,012,680
Prepaid expenses and other current assets	30,369	28,313	27,824
Assets held for sale	1,763	1,763	1,763
Total current assets	1,717,055	1,415,020	1,777,653

PROPERTY AND EQUIPMENT, NET	366,005	378,260	418,476
RIGHT-OF-USE ASSETS	1,127,645	1,143,699	1,125,933
TRADE NAME	577,000	577,000	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	7,685	8,583	11,343
Total assets	$4,657,310	$4,384,482	$4,772,325

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$864,966	$791,404	$411,263
Accrued expenses and other current liabilities	287,592	291,351	187,736
Current lease liabilities	82,676	80,338	105,099
Current maturities of long-term debt	4,000	4,000	34,116
Total current liabilities	1,239,234	1,167,093	738,214

LONG-TERM DEBT, net	781,035	781,489	1,924,641
LONG-TERM LEASE LIABILITIES	1,132,196	1,150,088	1,106,225
DEFERRED TAX LIABILITIES, NET	164,038	138,703	—
OTHER LONG-TERM LIABILITIES	26,932	35,126	22,697
Total liabilities	3,343,435	3,272,499	3,791,777

COMMITMENTS AND CONTINGENCIES (NOTE 13)

REDEEMABLE MEMBERSHIP UNITS	—	—	2,977

STOCKHOLDERS' / PARTNERS' EQUITY (1):
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Partners' equity, membership units authorized, issued and outstanding were 72,478,106 as of May 2, 2020	—	—	988,178
Common stock, $0.01 par value, authorized 300,000,000 shares; 93,887,109 and 91,114,475 issued and outstanding as of May 1, 2021 and January 30, 2021 respectively.	939	911	—
Additional paid-in capital	150,370	127,228	—
Retained earnings	1,164,964	987,168	—
Accumulated other comprehensive loss	(2,398)	(3,324)	(10,607)
Stockholders' / partners' equity	1,313,875	1,111,983	977,571
Total liabilities and stockholders' / partners' equity	$4,657,310	$4,384,482	$4,772,325
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
NET SALES	$1,580,333	$1,136,301
COST OF GOODS SOLD	1,016,632	838,356
GROSS MARGIN	563,701	297,945

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	324,627	283,923
OPERATING INCOME	239,074	14,022

INTEREST EXPENSE, NET	14,549	24,522
OTHER (INCOME), NET	(397)	(993)
INCOME (LOSS) BEFORE INCOME TAXES	224,922	(9,507)

INCOME TAX EXPENSE	47,126	513
NET INCOME (LOSS)	$177,796	$(10,020)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC (1)	$1.93	$(0.14)
DILUTED (1)	$1.84	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	92,088	72,474
DILUTED (1)	96,472	72,474
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$177,796	$(10,020)
Unrealized loss on interest rate swaps	—	(4,434)
Recognized interest expense on interest rate swaps	1,196	1,893
Tax expense	(270)	—
Total comprehensive income (loss)	$178,722	$(12,561)

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' / STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' Equity / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' / Stockholders' Equity
			Partners' Equity		Common Stock

	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Units / Shares
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
Net income	—	—	—	—	—	—	—	177,796	—	177,796	—
Equity compensation	—	—	—	—	—	—	5,874	—	—	5,874	—
Settlement of vested Restricted Stock Units	—	—	—	—	87	1	(1)	—	—	—	87
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	39	—	—	39	—
Stock option exercises	—	—	—	—	2,686	27	17,230	—	—	17,257	2,686
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	—	—	—	—	926	926	—
Balances as of May 1, 2021	—	$—	—	$—	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875	93,887

	Redeemable Membership Units		Partners' Equity / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' / Stockholders' Equity
			Partners' Equity		Common Stock

	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net loss	—	—	—	(10,020)	—	—	—	—	—	(10,020)	—
Equity compensation	—	—	—	2,109	—	—	—	—	—	2,109	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(4,434)	(4,434)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	1,893	1,893	—
Balances as of May 2, 2020	172	$2,977	72,306	$988,178	—	$—	$—	$—	$(10,607)	$977,571	72,478
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$177,796	$(10,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,298	27,447
Non-cash lease expense	500	12,871
Equity compensation	5,874	2,109
Amortization of terminated interest rate swaps, deferred loan and other costs	2,030	919
Deferred income taxes	25,064	(31)
Changes in assets and liabilities:
Accounts receivable, net	6,474	4,229
Merchandise inventories, net	(90,769)	87,069
Prepaid expenses and other current assets	(2,055)	1,048
Other noncurrent assets	612	(49)
Accounts payable	77,326	(12,149)
Accrued expenses and other current liabilities	(29,039)	(26,428)
Income taxes payable	21,357	—
Other long-term liabilities	(1,240)	3,741
Net cash provided by operating activities	219,228	90,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,808)	(9,926)
Net cash used in investing activities	(16,808)	(9,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	—	500,000
Repayment of Term Loan	(1,000)	(4,563)
Share-Based Award Payments	(2,993)	—
Proceeds from exercise of stock options	17,257	—
Repurchase of Redeemable Membership Units	—	(37)
Net cash provided by financing activities	13,264	495,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	215,684	576,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,604	149,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$593,288	$725,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,253	$28,258
Cash paid for income taxes	$1,773	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common shares	$501	$—
Change in capital expenditures in accounts payable and accrued liabilities	$3,765	$5,409
Right-of-use assets obtained in exchange for new operating leases	$5,939	$2,330
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. On October 6, 2020, we completed an initial public offering and as of May 1, 2021, KKR had a 44.6% ownership interest in the Company (see Note 14).
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of May 1, 2021, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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
IPO Over-Allotment Exercise
On November 3, 2020, ASO, Inc. issued and sold an additional 1,807,495 shares of the Company's common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts, which included $0.3 million paid to KCM for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with the IPO (the "IPO Over-Allotment Exercise"). The option expired with respect to the remaining shares.

Secondary Offering
On January 27, 2021, ASO, Inc. entered into an Underwriting Agreement (the “Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC, MG Family Limited Partnership and the former management selling stockholder named therein (collectively, the “Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten offering of 12,000,000 shares of Common Stock (the “Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252390), filed on January 25, 2021. The Selling Stockholders granted the Underwriters the option to purchase, within 30 days from the date of the Underwriting Agreement, an additional 1,800,000 shares of Common Stock. On January 29, 2021, the Underwriters exercised in full their option to purchase the additional shares. The Secondary Offering was completed on February 1, 2021. Pursuant to the Underwriting Agreement, the Underwriters purchased the shares from the Selling Stockholders at a price of $20.69375 per share. The Company did not receive any proceeds from the Secondary Offering.
On May 10, 2021, ASO, Inc. completed a subsequent secondary offering and concurrent share repurchase of shares of its Common Stock (see Note 14).

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the Securities and Exchange Commission on April 7, 2021 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending January 29, 2022 or any other period. The balance sheet as of January 30, 2021 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and, its subsidiaries, NAHC, Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, and Academy International Limited. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation. ASO Co-Invest Blocker Sub, L.P. and ASO Blocker Sub, L.P. were dissolved effective January 31, 2021.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and additional unforeseen effects from the COVID-19 pandemic, these estimates remain more challenging, and actual results could differ materially from our estimates.

Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 2, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Retrospective Presentation of Ownership Exchange
Prior to the IPO, ASO, Inc. was a wholly-owned subsidiary of NAHC. On the IPO pricing date (October 1, 2020), the then-existing members of NAHC contributed all of their membership units of NAHC to ASO, Inc. and, in exchange, received one share of common stock of ASO, Inc. for every 3.15 membership units of NAHC contributed to ASO, Inc. (such 3.15:1 contribution and exchange ratio, the "Contribution Ratio"). As a result of such contributions and exchanges, upon the IPO, NAHC became a wholly-owned subsidiary of ASO, Inc., which became our parent holding company. The par value and authorized shares of the common stock of ASO, Inc. of $0.01 and 300,000,000, respectively, remain unchanged as a result of such contributions and exchanges. All membership units and redeemable membership units in the financial statements and notes have been retrospectively adjusted to give effect to the Contribution Ratio, as if such contributions and exchanges occurred as of all pre-IPO periods presented, including the periods presented on the Balance Sheets, Statements of Income, Statements of Partners’ / Stockholders’ Equity, Note 9. Equity and Share-Based Compensation, and Note 10. Earnings per Common Share.
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

Recent Accounting Pronouncements
ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 31, 2021 and it did not have a material impact on our financial position, results of operations or cash flows.
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the expedients and exceptions provided by this amendment as it relates to our transition from LIBOR to another reference rate to determine the impact.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Merchandise division sales (1)
Outdoors	$485,661	$428,744
Sports and recreation	402,424	294,887
Apparel	375,757	208,573
Footwear	310,447	196,425
Total merchandise sales (2)	1,574,289	1,128,629
Other sales (3)	6,044	7,672
Net Sales	$1,580,333	$1,136,301
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 2, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 7.4% and 13.1% of merchandise sales for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.
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

The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Gift card liability, beginning balance	$74,253	$67,993
Issued	18,442	11,606
Redeemed	(28,490)	(21,010)
Recognized as breakage income	(963)	(803)
Gift card liability, ending balance	$63,242	$57,786

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	May 1, 2021	January 30, 2021	May 2, 2020
ABL Facility, due November 2025	$—	$—	$500,000
Term Loan, due November 2027	399,000	400,000	1,464,432
Notes, due November 2027	400,000	400,000	—
Total debt	799,000	800,000	1,964,432
Less current maturities	(4,000)	(4,000)	(34,116)
Less unamortized discount on Term Loan	(3,714)	(3,861)	(2,321)
Less deferred loan costs (1)	(10,251)	(10,650)	(3,354)
Long-term debt, net	$781,035	$781,489	$1,924,641
(1) Deferred loan costs are related to the Term Loan and Notes.
As of May 1, 2021, January 30, 2021 and May 2, 2020, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $5.2 million, $5.5 million and $3.2 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.7 million and $0.6 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. Total expenses related to accretion of original issuance discount were $0.1 million and $0.3 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income (loss).
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
Term Loan

We refer to the 2015 Term Loan and the 2020 Term Loan collectively as the "Term Loan".
On July 2, 2015, Academy, Ltd. entered into a seven-year $1.8 billion senior secured term loan facility (the "2015 Term Loan") with Morgan Stanley Senior Funding, Inc., as the administrative and collateral agent, and other lenders, and a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility") with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders. Academy, Ltd. received proceeds from the 2015 Term Loan of $1.8 billion, which was net of discount of $9.1 million. The 2015 Term Loan bore interest at our election, at either (1) LIBOR rate with a floor of 1.00%, plus a margin of 4.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Morgan Stanley Senior Funding, Inc.'s "prime rate," or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 3.00%. Quarterly principal payments of approximately $4.6 million were required through June 30, 2022, with the balance due in full on the maturity date of July 2, 2022.

On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan") with Credit Suisse AG, Cayman Island Branch ("Credit Suisse"), as the administrative agent and collateral agent and the several other lenders and parties. The 2020 Term Loan will mature on November 6, 2027. The 2020 Term Loan bears interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of approximately $1.0 million are required through September 30, 2027, with the balance due in full on the maturity date of November 6, 2027. As of May 1, 2021, the weighted average interest rate was 5.75%, with interest payable monthly. The terms and conditions of the 2020 Term Loan also require that the outstanding balance under the 2020 Term Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan, the Company capitalized related professional fees of $5.8 million as deferred loan costs. As of May 1, 2021, no prepayment was due under the terms and conditions of the Term Loan.

On May 25, 2021, the Company refinanced its 2020 Term Loan and paid down approximately $99.0 million of the Term Loan (see Note 14).
Notes
On November 6, 2020, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture") with The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. The Notes will pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, commencing on May 15, 2021. In connection with issuance of the Notes, the Company capitalized related professional fees of $5.2 million as deferred loan costs.
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
ABL Facility
We refer to the 2015 ABL Facility and the 2020 ABL Facility collectively as the "ABL Facility".
On July 2, 2015, Academy, Ltd. entered into a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility"). On May 22, 2018, the Company amended the agreement governing the 2015 ABL Facility to increase the commitment on the facility from $650 million to $1 billion. In connection with the amendment to the 2015 ABL Facility, the Company capitalized related professional fees of $2.8 million as deferred loan costs and wrote off $0.1 million in previously capitalized deferred loan costs. The 2015 ABL Facility was scheduled to mature on May 22, 2023, subject to a springing maturity clause which could have been triggered 91 days before the July 2, 2022 maturity of the 2015 Term Loan.
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

The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of May 1, 2021, we had outstanding letters of credit of approximately $17.2 million, of which $13.6 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $819.4 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of May 1, 2021, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility and Term Loan agreements and the Indenture contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of May 1, 2021.
Capitalized Interest. We capitalized interest primarily related to construction of new stores and store renovations in the amount of $0.1 million and $0.1 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. As of May 1, 2021, we do not have any derivative financial instruments outstanding.
The fair value of these interest rate swaps is as follows (amounts in thousands) as of:

	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as hedging instruments
Assets
Amounts included in other current assets	$—	$—	$—
Amounts included in other noncurrent assets	—	—	—
Liabilities
Amounts included in accrued expenses and other current liabilities	—	—	8,912
Amounts included in other long-term liabilities	—	—	1,735
Total derivatives designated as hedging instruments net liability	$—	$—	$(10,647)

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

The impact of gains and losses related to interest rate swaps that are deferred into AOCI and subsequently reclassified into expense as follows (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Accumulated Other Comprehensive Loss, beginning	$(3,324)	$(8,066)
Loss deferred into AOCI	—	(4,434)
Increase to interest expense (net of tax impact of $270 in the thirteen weeks ended May 1, 2021)	926	1,893
Accumulated Other Comprehensive Loss, ending	$(2,398)	$(10,607)

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
The following table provides the fair value hierarchy for our derivative financial instruments (amounts in thousands) as of:

	Fair Value Hierarchy	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Interest rate swap	Level 2	$—	$—	$—

Liabilities
Interest rate swap	Level 2	$—	$—	$10,647

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
Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of May 1, 2021, January 30, 2021 and May 2, 2020, we held $476.0 million, $284.0 million and $662.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of May 1, 2021, the estimated fair value of the Term Loan and Notes was $0.8 billion. As of January 30, 2021 and May 2, 2020, the estimated fair value of the Term Loan was $0.8 billion and $0.9 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	May 1, 2021	January 30, 2021	May 2, 2020
Leasehold improvements	$443,513	$438,287	$433,981
Equipment and software	565,873	561,333	539,357
Furniture and fixtures	322,326	319,764	316,295
Construction in progress	23,926	23,575	20,062
Land	3,698	3,699	3,698
Total property and equipment	1,359,336	1,346,658	1,313,393
Accumulated depreciation and amortization	(993,331)	(968,398)	(894,917)
Property and equipment, net	$366,005	$378,260	$418,476

Depreciation expense was $25.3 million and $27.4 million in the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively and is included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	May 1, 2021	January 30, 2021	May 2, 2020
Accrued interest	$14,003	$7,684	$3,191
Accrued personnel costs	60,830	113,032	20,155
Accrued professional fees	3,453	2,547	2,363
Accrued sales and use tax	29,493	14,980	21,514
Accrued self-insurance	14,125	13,471	13,463
Deferred revenue - gift cards and other	66,309	76,778	61,361
Income taxes payable	45,087	23,730	5,481
Interest rate swaps	—	—	8,912
Property taxes	24,798	16,978	26,537
Sales return allowance	6,100	5,800	4,300
Other	23,394	16,351	20,459
Accrued expenses and other current liabilities	$287,592	$291,351	$187,736

9. Equity and Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of May 1, 2021, there were 3,707,752 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the Academy Sports and Outdoors, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020 upon the effectiveness of the Registration Statement. As of May 1, 2021, we have reserved a total of 2,000,000 shares of common stock for issuance and no common shares were issued or outstanding pursuant to the ESPP. Our initial offering period related to the ESPP commenced during the thirteen weeks ended May 1, 2021.
Equity compensation expense was $5.9 million and $2.1 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively and is included in selling, general and administrative expenses in the statements of income.
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

Subsequent to May 1, 2021, the May 2021 Secondary Offering (as defined in Note 14) reduced KKR's ownership interest in the Company to 31.3% and resulted in a vesting event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards, and performance-based awards which had previously met their performance targets, vested, and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation. Additionally, approximately $8.2 million of cash payments for equity-based compensation distributions will be accelerated (see Note 14).
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
ESPP
Our ESPP allows eligible employees to contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's shares of common stock at a discount of 15% of the closing stock price on the first or last day of the six-month offering period, whichever is lower.
The number of shares reserved for issuance under the ESPP will be increased automatically on the first day of each fiscal year, beginning in fiscal year 2021, by a number equal to the lesser of (1) 1,000,000 shares of common stock, (2) 2.0% of the total number of all classes of the company's common stock outstanding on the last day of the immediately preceding fiscal year, or (3) a lower number of shares determined by the ASO, Inc. Board of Directors.

Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards are entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was or will be made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards will be payable upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $24.0 million were paid through May 1, 2021. Share-Based Award Payments payable as of May 1, 2021 for unvested awards is $8.2 million, which is reflected within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The May 2021 Secondary Offering resulted in the acceleration of cash payments for equity-based compensation distributions of approximately $8.2 million (see Note 14).
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
The following table presents the assumptions and grant date fair values for Service Options granted in the thirteen weeks ended May 1, 2021:

Expected life in years	6.18
Expected volatility	44%
Weighted-average volatility	44%
Risk-free interest rate	1.16% to 1.22%
Dividend yield	—

The following table presents the Award grants during the thirteen weeks ended May 1, 2021:

	Service Options	Service Restricted Units	Performance Restricted Units
Number of shares	889,989	157,649	190,708
Weighted average grant date fair value per Award	$11.74	$26.97	$26.99
Weighted average exercise price per Award	$26.99	N/A	N/A

The following table presents the unrecognized compensation cost as of May 1, 2021:

	Service Options	Performance Unit Options	Service Restricted Units	Liquidity Event Restricted Units	Performance Restricted Units
Remaining expense	$24,583,043	$498,614	$4,170,078	$11,069,761	$5,003,780
Weighted average life remaining in years	3.0	1.8	3.7	1.6	3.7

10. Earnings per Common Share
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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$177,796	$(10,020)

Weighted average common shares outstanding - basic (1)	92,088	72,474
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	—	—
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units (1)	910	—
Dilutive effect of Service Options (1)	2,095	—
Dilutive effect of Performance Unit Options and Performance Stock Options (1)	1,379	—
Dilutive effect of ESPP shares	—	—
Weighted average common shares outstanding - diluted (1)	96,472	72,474

Earnings per common share - basic	$1.93	$(0.14)
Earnings per common share - diluted	$1.84	$(0.14)

Anti-dilutive stock-based awards excluded from diluted calculation (1)	303	9,447
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

11. Income Taxes
Prior to October 1, 2020, the Company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our IPO, as a result of the Reorganization Transactions completed on October 1, 2020, on and after October 1, 2020, the Company is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020. NAHC continued to operate as a tax partnership through January 30, 2021.
Effective January 31, 2021, NAHC discontinued partnership treatment for tax purposes. As a result, our deferred tax liability was no longer measured by reference to membership units in NAHC and instead was measured by reference to the underlying assets and liabilities of our operations. No change in the total reported deferred tax liability occurred as a result of the change in tax structure.
The table below reflects the allocation of the deferred tax liability previously reflected for “Investment in NAHC” to the underlying assets and liabilities of the business based on the estimated fair value as of January 31, 2021 (amounts in thousands):

	January 30, 2021	Effect of Change	January 31, 2021
Deferred tax assets:
Accounts receivable	$—	$274	$274
Accrued liabilities and reserves	—	37,760	37,760
Equity compensation	—	22,854	22,854
Other	—	—	—
Total deferred tax assets	—	60,888	60,888
Deferred tax liabilities:
Investment in NAHC	(138,358)	138,358	—
Inventory	—	(17,387)	(17,387)
Prepaid items	—	(4,124)	(4,124)
Property and equipment	—	(11,531)	(11,531)
Intangible assets	—	(166,204)	(166,204)
Other	(345)	—	(345)
Total deferred tax liabilities	(138,703)	(60,888)	(199,591)
Total net deferred tax liabilities	$(138,703)	$—	$(138,703)

The Company determines its income tax expense by applying an estimated annual effective tax rate to its income before income taxes for the interim period. The current tax payable is based on the estimated federal and state income tax payments, while the remainder of income tax expense or benefit for the period is recorded to the net deferred tax asset or liability account. For the three months ended May 1, 2021, ASO, Inc. recorded $47.1 million of income tax expense, which included income taxes payable of $22.0 million and net deferred tax liabilities of $25.1 million.

12. Related Party Transactions

Monitoring Agreement
On August 3, 2011 (the "Effective Date"), we entered into a monitoring agreement (the "Monitoring Agreement"), with Kohlberg Kravis Roberts & Co. L.P. (the "Adviser") pursuant to which the Adviser provided advisory, consulting and financial services to us. In accordance with the terms of the Monitoring Agreement, we paid an aggregate annual advisory fee which increased by 5.0% annually on each anniversary of the Effective Date. The Adviser also charged us a customary fee for services rendered in connection with securing, structuring and negotiating equity and debt financings by us. Additionally, we were required to reimburse the Adviser for any out-of-pocket expenses in connection with these services. The Monitoring Agreement continued in effect from year-to-year, unless amended or terminated by the Adviser and us. Upon the completion of the IPO in the third quarter of 2020, the Monitoring Agreement terminated. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $0.9 million in the thirteen weeks ended May 2, 2020. These expenses are included in selling, general and administrative expenses in the statements of income.

Other Related Party Transactions

KKR has ownership interest in a broad range of portfolio companies and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business (see Note 14).

Investments in Managers
During the thirteen weeks ended May 2, 2020, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director and executive.
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

13. Commitments and Contingencies

Technology Related Commitments and Other
As of May 1, 2021, we have obligations under technology related and other contractual commitments in the amount of $21.2 million. Of such commitments, approximately $9.4 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of May 1, 2021, we have $9.6 million in related commitments through 2027, of which $5.5 million is payable in the next 12 months.

14. Subsequent Events
Our management evaluated events or transactions that occurred after May 1, 2021, through June 8, 2021, the issuance date of the financial statements, and identified the following matters to report:
May 2021 Secondary Offering and Stock Repurchase
On May 5, 2021, ASO, Inc. entered into an underwriting agreement (the “May 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC and MG Family Limited Partnership (collectively, the “May 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “May 2021 Underwriters”), relating to an underwritten offering of 14,000,000 shares of Common Stock at $30.96 per share (the “May 2021 Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-255720), filed on May 3, 2021. The May 2021 Secondary Offering also included the Company's repurchase and simultaneous retirement of 3,229,974 shares out of the 14,000,000 shares. The May 2021 Selling Stockholders granted the May 2021 Underwriters the option to purchase, within 30 days from the date of the May 2021 Underwriting Agreement, an additional 2,100,000 shares of Common Stock. On May 6, 2021, the May 2021 Underwriters exercised in full their option to purchase the additional shares. The May 2021 Secondary Offering was completed on May 10, 2021. The Company did not receive any proceeds from the May 2021 Secondary Offering.
The May 2021 Secondary Offering reduced the KKR ownership interest in the Company to 31.3%, resulting in a vesting event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards and performance-based awards which had previously met their performance targets vested and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation. Additionally, approximately $8.2 million of cash payments for equity-based compensation distributions will be accelerated. These expenses will be included in selling, general and administrative expenses in the statements of income.

Debt Refinancing
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”).
Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027, and all other material terms and provisions of the Existing Credit Agreement remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment.

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
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on April 7, 2021, and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov, and also include the following:
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
•our substantial indebtedness; and
•investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively "KKR")) have the ability to exert substantial influence over us and their interests may conflict with ours or yours in the future.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended May 1, 2021 and our audited financial statements for the fiscal year ended January 30, 2021 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Quarterly Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" sections of the Annual Report and this Quarterly Report.
Academy Sports and Outdoors, Inc. conducts its operations through its subsidiaries, including its indirect subsidiary, Academy, Ltd., an operating company which is doing business as "Academy Sports + Outdoors." Any reference in this Quarterly Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Any reference in this Quarterly Report to the "current quarter", "2021 first quarter" or similar reference refers to the thirteen week period ended May 1, 2021, and any reference in this Quarterly Report to the "prior year quarter", "2020 first quarter" or similar reference refers to the thirteen week period ended May 2, 2020. Unless otherwise specified, all comparisons regarding the current quarter 2021 are made to the corresponding quarter of 2020.

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
As of May 1, 2021, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by over 20,000 team members, three distribution centers, and our rapidly growing e-commerce platform, www.academy.com. We are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our curbside pickup and ship-to-store programs, which we launched in 2020.

The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Beginning stores	259	259
Q1 new stores	—	—
Closed	—	—
Ending stores	259	259

Relocated stores	1	—

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
Strategic Inventory Management. We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 2.96x to 4.08x in the twelve months ended May 2, 2020 and May 1, 2021, respectively. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis. During 2020 and through the 2021 first quarter, we experienced significant inventory reductions from high sell-through during the period. We expect to use cash to replenish such inventory throughout the rest of the current fiscal year, which we expect will impact our net cash provided by operating activities for the rest of 2021.

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
E-commerce. We expect that the expansion and enhancement of our omnichannel capabilities will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce website and drive increased online sales conversion. Our improved website also supports our stores with digital marketing and our buy-online-pickup-in-store ("BOPIS") and ship-to-store programs. Our website also allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. In the thirteen weeks ended May 1, 2021, BOPIS accounted for approximately half of our e-commerce sales. Our website is also a platform for marketing and product education, allowing us to connect further with our customers. During the 2021 first quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We believe it is important that we continue to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during 2020. It is, however, difficult to ascertain with precision what portion of our e-commerce sales was attributable to the COVID-19 pandemic as compared to such recent enhancements. During the 2021 first quarter, e-commerce penetration was 7.4% compared to 13.1% in the 2020 first quarter and 2.8% in the thirteen weeks ended May 4, 2019. Our e-commerce sales declined 21.0% in the 2021 first quarter primarily driven by a demand shift from e-commerce to in-store as more and more customers are becoming comfortable shopping in our stores and the easing of COVID-19 restrictions; however, our e-commerce sales increased 300% from the thirteen weeks ended May 4, 2019. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including BOPIS, ship-from-store and ship-to-store, which will continue to require significant investments by us.
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
New Store Openings. We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider and we expect, subject to the impact of the COVID-19 pandemic, to open eight to 10 new stores per year, starting in 2022, similar to our growth rates from 2018 through 2019. The performance of new stores may vary depending on various factors such as the store opening date, the time of year of a particular opening, the amount of store opening costs, the amount of store occupancy costs and the location of the new store, including whether it is located in a new or existing market. For example, we typically incur higher than normal team member costs at the time of a new store opening associated with set-up and other opening costs. Most of our stores achieve profitability within the first twelve months of opening a store. We believe our real estate strategy has positioned us well for further expansion. However, our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to new stores in existing markets. We may have to broaden our assortment to merchandise more locally as we grow into newer markets. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems. We will also be required to hire, train and retain store management and store personnel, which, together with increased marketing costs, affects our operating income and net income.
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
Impact of COVID-19 on Our Business
The outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, continues to affect our business, as well as our customers, team members and suppliers, and has resulted in federal, state and local governmental authority safety recommendations and requirements aimed at mitigating the spread of the virus, such as stay-at-home orders, prohibitions of large group gatherings, travel restrictions and closures of certain businesses. The scope and nature of these impacts continue to evolve on a daily basis, including any potential resurgence in COVID-19 cases.
In response to these restrictions, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a regular basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, wearing face coverings, limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures, and temporary wage premiums and additional sick time for our active store and distribution center team members. To mitigate the cost of these measures, during the thirteen weeks ended May 2, 2020, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. All three of our distribution centers remained open during 2020 and through the 2021 first quarter, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.

The impact of the pandemic and actions taken in response to it had varying effects on our results of operations, as further discussed below, and our business has been especially unpredictable. However, as an essential retailer, we have been able to serve our customers as their needs evolved during the pandemic. Early in the pandemic, we saw the acceleration of sales in specific categories, such as outdoor cooking, camping, shooting sports and hunting. Later in the 2020 first quarter, customers realized they needed to find ways to entertain their families and stay fit while schools and gyms closed, so they turned to us for isolated recreation, outdoor and leisure activities that we support, and as a result, we saw increased sales of weights, yoga mats, treadmills, indoor bicycles, fishing, hunting and camping gear, backyard and driveway games, trampolines, patio seating and grills. We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products will continue for the duration of the pandemic and will result in a long-term increase to our customer base. At the same time, during the 2020 first quarter we experienced decreased sales of certain of our offerings, primarily for apparel and footwear, and had to occasionally cancel certain of our purchase orders for these products. Despite the initial challenges in 2020 with sales declines in our footwear and apparel merchandise divisions, these categories ultimately experienced positive comparable sales growth for 2020. The outdoors and sports and recreation divisions had consistent positive store sales growth throughout 2020 and ultimately experienced significant positive comparable sales growth in 2020.
During the 2021 first quarter, we experienced double digit comparable sales growth in all of our merchandise divisions. Additionally, our sales mix has returned to more balanced levels relative to the prior year quarter. In-store traffic has increased recently and relative to the prior year quarter. We believe the increase is attributable to the easing of COVID-19 restrictions and increased availability of vaccinations throughout our footprint, which has contributed to increased customer comfort with shopping in our stores. Additionally, we have seen recent demand increases from various factors, such as the U.S. government stimulus payments, enhanced unemployment benefits and the gradual return of team sports and in-person education.
We believe that our consumers feel comfortable visiting our stores due to the fact that we have big-box stores and curbside pick-up for online orders, making it easier to socially distance, and that we are not in, or tethered to, malls, as customers seek to avoid crowded spaces. We also saw a significant increase during 2020 of customers purchasing our products through omnichannel platforms, specifically as customers increasingly take advantage of our curbside pick-up service, which we launched during the 2020 first quarter and ship-to-store, which launched in the 2020 third quarter, which gives our customers more options on how to shop Academy. While the easing of most COVID-19 restrictions in the 2021 first quarter has allowed for greater traffic in our stores, we believe it has also resulted in decreased e-commerce sales penetration when compared to the prior year.
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, the development and availability of vaccines to mitigate the risk of COVID-19, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to monitor the evolving situation as there remain many uncertainties regarding the pandemic and its resurgence, including the anticipated duration. See the section of the Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."
How We Assess the Performance of Our Business
Our management considers a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate projections. These metrics include operational measures and non-GAAP metrics supplemental to our GAAP results. See "Non-GAAP Measures" below.
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
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation. See "Non-GAAP Measures" below.
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
Income Tax Expense (Benefit). Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the financial statements included in this Quarterly Report) completed on October 1, 2020, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.

Results of Operations

Thirteen Weeks Ended May 1, 2021 Compared to Thirteen Weeks Ended May 2, 2020
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	May 1, 2021		May 2, 2020		Dollars	Percent
Net sales	$1,580,333	100.0%	$1,136,301	100.0%	$444,032	39.1%
Cost of goods sold	1,016,632	64.3%	838,356	73.8%	178,276	21.3%
Gross margin	563,701	35.7%	297,945	26.2%	265,756	89.2%
Selling, general and administrative expenses	324,627	20.5%	283,923	25.0%	40,704	14.3%
Operating income	239,074	15.1%	14,022	1.2%	225,052	NM
Interest expense, net	14,549	0.9%	24,522	2.2%	(9,973)	(40.7)%
Other (income), net	(397)	0.0%	(993)	(0.1)%	596	(60.0)%
Income (loss) before income taxes	224,922	14.2%	(9,507)	(0.8)%	234,429	NM
Income tax expense	47,126	3.0%	513	0.0%	46,613	NM
Net income (loss)	$177,796	11.3%	$(10,020)	(0.9)%	$187,816	NM
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales increased $444.0 million, or 39.1%, in the 2021 first quarter compared to the 2020 first quarter as a result of increased comparable sales of 38.9% and strong sales performances across all of our merchandise divisions.
During the 2021 first quarter, we experienced a more balanced product sales mix across merchandise divisions relative to the prior year quarter. Our increase in comparable sales was led by strong performances in apparel and footwear resulting from increased overall customer spending and a decline in prior year sales within these categories. During prior year quarter, we began to see the effects of the COVID-19 pandemic drive an increase in popularity of isolated recreation, outdoor and leisure activities resulting in better performances in the outdoors and sports and recreation merchandise divisions, which was partially offset by performance declines in the footwear and apparel divisions.

The 2021 first quarter comparable sales increase of 38.9% was driven by increased sales across all merchandise divisions and almost every product category. The apparel division increase was led by athletic and outdoor and seasonal products. The footwear division increased due to strong sales across the division especially in work, casual and youth and athletic. The sports and recreation merchandise division comparable sales increase was driven by strong sales in recreation and team sports. The outdoor merchandise division increase was led by the camping and fishing categories and partially offset by a decrease in firearms sales.
E-commerce net sales decreased $30.9 million, or 21.0%, in the 2021 first quarter compared to the 2020 first quarter and represented 7.4% of merchandise sales in the 2021 first quarter compared to 13.1% in the 2020 first quarter. We believe the decline in e-commerce was generated by a demand shift from e-commerce to in-store sales caused by the easing of COVID-19 restrictions, as well as a greater comfort level amongst our customers for visiting our stores in person.
During the 2021 first quarter, we encountered challenges from a winter storm, which occurred from February 14, 2021 through February 20, 2021, resulting in the temporary closure of up to 125 stores, two of our distribution centers and our e-commerce platform.

Gross Margin. Gross margin increased $265.8 million, or 89.2%, to $563.7 million in the 2021 first quarter from $297.9 million in the 2020 first quarter. As a percentage of net sales, gross margin increased 9.5% from 26.2% in the 2020 first quarter to 35.7% in the 2021 first quarter. The increase of 950 basis points in gross margin is primarily attributable to:
•777 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less clearance and promotional activity from the prior year;
•173 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory turnover rates; partially offset by
•100 basis points of unfavorability related to import freight as a result of increased rates.

Selling, General and Administrative Expenses. SG&A expenses increased $40.7 million, or 14.3%, to $324.6 million in the 2021 first quarter from $283.9 million in the 2020 first quarter. As a percentage of net sales, SG&A expenses were down 4.5% to 20.5% in the 2021 first quarter compared to 25.0% in the 2020 first quarter. The decrease of 450 basis points in SG&A is primarily attributable to:
•259 basis point decrease in property and facility fees as a result of leveraging costs on increased sales;
•168 basis point decrease in employee costs driven by increased sales that more than offset the increased costs from prior year furloughs, wage reductions and other strategic initiatives; and
•various other declines as a result of leveraging SG&A costs on increased sales.

Interest Expense. Interest expense decreased $10.0 million, or 40.7%, in the 2021 first quarter when compared to the 2020 first quarter, primarily as a result of a lower outstanding principal balance on the Term Loan (as defined below) in the current year compared to the prior year due to debt refinancing activities which occurred in the 2020 fourth quarter as well as lower interest on the ABL Facility from our 2020 first quarter $500.0 million draw-down as a precautionary measure at the beginning of the COVID-19 pandemic.

Other (Income), net. Other income decreased $0.6 million due to lower earned interest on money market funds from lower balances and lower interest rates during the 2021 first quarter relative to the 2020 first quarter. The higher prior year investments in money market accounts were driven by the precautionary draw-down of $500.0 million on our ABL Facility at the beginning of the COVID-19 pandemic.

Income Tax Expense. Income tax expense increased $46.6 million to $47.1 million in the 2021 first quarter as compared to $0.5 million in 2020 first quarter. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. ASO, Inc.’s effective tax rate for the 2021 first quarter was 20.9%. The effective tax rate was reduced by approximately 2.9% for the benefit of tax deductions related to the vesting or exercise of several equity compensation awards during the period.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, private equity sponsor monitoring fees, equity compensation expense, gain on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic and other adjustments, less the tax effect of these adjustments. We define Pro Forma Adjusted Net Income as Adjusted Net Income less the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation. We define basic Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments reconciling net income (loss) to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
We believe Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management believes Adjusted Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation.
Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or net cash provided by operating activities as a measure of liquidity, or any other performance measures derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow should not be construed to imply that our future results will be unaffected by any such adjustments.

Our Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBIT do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, and Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our debt;
•Adjusted EBITDA and Adjusted EBIT do not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted Free Cash Flow do not reflect cash requirements for such replacements; and
•other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness. Management compensates for these limitations by primarily relying on our GAAP results in addition to using Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow supplementally.

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income (loss) to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$177,796	$(10,020)
Interest expense, net	14,549	24,522
Income tax expense	47,126	513
Depreciation and amortization	25,298	27,447
Consulting fees (a)	—	56
Private equity sponsor monitoring fee (b)	—	920
Equity compensation (c)	5,874	2,109
Severance and executive transition costs (d)	—	228
Costs related to the COVID-19 pandemic (e)	—	6,645
Other (f)	350	837
Adjusted EBITDA	$270,993	$53,257
Less: Depreciation and amortization	(25,298)	(27,447)
Adjusted EBIT	$245,695	$25,810

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the 2020 first quarter as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)
Other adjustments include (representing deductions or additions to Adjusted EBITDA and Adjusted EBIT) amounts that management believes are not representative of our operating performance, including investment income, installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's members and our omnibus incentive plan, store exit costs and other costs associated with strategic cost savings and business optimization initiatives.

Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$177,796	$(10,020)
Consulting fees (a)	—	56
Private equity sponsor monitoring fee (b)	—	920
Equity compensation (c)	5,874	2,109
Severance and executive transition costs (d)	—	228
Costs related to the COVID-19 pandemic (e)	—	6,645
Other (f)	350	837
Tax effects of these adjustments (g)	(1,489)	(19)
Adjusted Net Income	182,531	756
Estimated tax effect of change to C-Corporation status (h)	—	(316)
Pro Forma Adjusted Net Income	$182,531	$440

Pro Forma Adjusted Earnings per Share
Basic	$1.98	$0.01
Diluted	$1.89	$0.01
Weighted average common shares outstanding
Basic (1)	92,088	72,474
Diluted (1)	96,472	72,474
(1) See Retrospective Presentation of Ownership Exchange in Note 2 to the financial statements.

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the 2020 first quarter as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

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

(g)
For the thirteen weeks ended May 1, 2021, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at the estimated effective tax rate for the fiscal year ended January 31, 2022. For the thirteen weeks ended May 2, 2020, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.

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

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net cash provided by operating activities	$219,228	$90,756
Net cash used in investing activities	(16,808)	(9,926)
Adjusted Free Cash Flow	$202,420	$80,830

Liquidity and Capital Resources

Sources and Uses of Liquidity
Historically, our principal sources of cash have included:
•cash generated from operating activities;
•issuances of the Notes / debt securities; and
•borrowings under our Term Loan and ABL Facility.

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
On May 1, 2021, our cash and cash equivalents totaled $593.3 million.
During 2020, we focused on navigating the challenges presented by COVID-19 through the preservation of our long-term liquidity and management of cash flow through preemptive actions to enhance our ability to meet our short-term liquidity needs. We took various cost cutting measures to maximize operational cash flows (see "Impact of COVID-19 on Our Business" in the MD&A). Such actions included, but are not limited to, reduction of discretionary spending, deferring or cancelling our planned expenses, revisiting and reprioritizing our strategic investments, and reducing our payroll costs, including temporary team member furloughs, workforce reductions and pay cuts.
On August 28, 2020, we paid a $257.0 million one-time special distribution to our members of record as of August 25, 2020, $248.0 million of which was paid with cash on hand and the remainder of which was distributed through an offset of outstanding loans receivable from a member as well as state income tax withholdings made on behalf of NAHC's members. Related cash payments of $24.0 million to vested share-based award holders was paid through May 1, 2021 and an additional $8.2 million of payments will be made to unvested share-based award holders as the related awards vest (see "Distribution" in Note 9 and "May Secondary Offering and Stock Repurchase" in Note 14 to the financial statements included in this Quarterly Report).

On October 6, 2020, we completed our IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value, to the IPO underwriters for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) that resulted in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO, such as legal and accounting fees (see "Initial Public Offering, IPO Over-Allotment Exercise and Reorganization Transactions" in Note 1 to the financial statements included in this Quarterly Report). The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File No. 333-248683, which was declared effective by the Securities and Exchange Commission on October 1, 2020).
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
On November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan facility (the "2020 Term Loan " and, together with the 2015 Term Loan (as defined in the notes to the financial statements included in this Annual Report), the "Term Loan"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility" and, together with the 2015 ABL Facility (as defined in the notes to the financial statements included in this Annual Report), the "ABL Facility"). We used the net proceeds from the Notes and the net proceeds from the 2020 Term Loan, together with cash on hand, to repay in full the 2015 Term Loan, in the amount of $1,431.4 million (see Note 4 to the financial statements included in the Annual Report).
Subsequent to the 2021 first quarter and in connection with the May 2021 Secondary Offering (see "May 2021 Secondary Offering and Stock Repurchase" in Note 14 to the financial statements included in this Quarterly Report), on May 10, 2021, the Company completed a repurchase and simultaneous retirement of 3,229,974 shares from the underwriters for cash consideration of $30.96 per share, resulting in a payment of approximately $100.0 million to the underwriters. The May 2021 Secondary Offering reduced KKR's ownership interest in the Company to 31.3% and resulted in a vesting event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards, and performance-based awards which had previously met their performance targets, vested, and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation. Additionally, approximately $8.2 million of cash payments for equity-based compensation distributions will be accelerated (see Note 14 to the financial statements included in this Quarterly Report).
Subsequent to the 2021 first quarter, on May 25, 2021, the Company entered into an Amendment No. 4 (the "Amendment") to the Second Amended and Restated Credit Agreement (as previously amended, the "Existing Credit Agreement") which (i) reduced the applicable margin on LIBOR borrowings under the Term Loan from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Term Loan, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027, and all other material terms and provisions of the Existing Credit Agreement remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment (see Note 14 to the financial statements included in this Quarterly Report).
We expect to use existing cash balances, internally generated cash flows, and available borrowings under the ABL Facility to fund anticipated capital expenditures, working capital needs and scheduled debt service costs and maturities over at least the next twelve months. The ABL Facility provides for these financing needs and other general corporate purposes, as well as to support certain letter of credit requirements. We may continue to use the ABL Facility to repay debt under the Term Loan. Availability under the ABL Facility is subject to customary asset-backed loan borrowing base and availability provisions. Amounts outstanding under the ABL Facility may fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Our availability under the ABL Facility was ample to support our operations and service our requirements. To date in 2021, we have had no borrowings under the ABL Facility.

Liquidity information related to the ABL facility is as follows for the periods shown (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Average funds drawn	$—	$232,967
Number of days with outstanding balance	—	46
Maximum daily amount outstanding	$—	$500,000
Minimum available borrowing capacity	$780,945	$270,152

Liquidity information related to the ABL facility (amounts in thousands) as of:

	May 1, 2021	January 30, 2021	May 2, 2020
Outstanding borrowings	$—	$—	$500,000
Issued letters of credit	$13,577	$20,112	$15,927
Available borrowing capacity	$819,401	$718,763	$270,152

Capital Expenditures. We expect capital expenditures for fiscal year 2021 to be approximately $80.0 million. Approximately 50% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in existing stores and distribution centers is expected to account for approximately 40% of the planned cash outflow and the remaining 10% is expected to be utilized through investments in new stores and relocations. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Thirteen Weeks Ended May 1, 2021 and May 2, 2020

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net cash provided by operating activities	$219,228	$90,756
Net cash used in investing activities	(16,808)	(9,926)
Net cash provided by financing activities	13,264	495,400
Net increase in cash and cash equivalents	$215,684	$576,230

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.
Cash provided by operating activities in the 2021 first quarter increased $128.5 million, compared to the 2020 first quarter. This increase in cash was attributable to:
•$187.8 million increase in net income; and a
•$15.5 million net increase in non-cash charges; partially offset by a
•$74.8 million net decrease in cash flows provided by operating assets and liabilities.

The increase from non-cash charges was primarily caused by:
•$25.1 million increase in deferred income taxes as a result of ASO, Inc. becoming subject to U.S. federal income taxes after the Reorganization Transactions in October 2020; partially offset by a
•$12.4 million decrease in non-cash lease expense due to timing of May rent payments in the prior year.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$177.8 million increase in merchandise inventories, net related to an increase in inventory during the 2021 first quarter coupled with a prior year reduction of inventory; partially offset by an
•$89.5 million increase in accounts payable related to increased inventory receipts in recent months and extensions of vendor payment terms; and
•$21.4 million increase in income taxes as a result of ASO, Inc. becoming subject to U.S. federal income taxes after the Reorganization Transactions in October 2020.

Investing Activities. Cash used in investing activities increased $6.9 million in the 2021 first quarter compared to the same period last year. The increase in cash used in investing activities is primarily due to:
•$6.9 million higher capital expenditures on various digital projects as well as updates in the stores and distribution centers, coupled with the strategic reduction of capital expenditures in the prior year in response to the COVID-19 pandemic.

Financing Activities. Cash provided by financing activities decreased $482.1 million in the 2021 first quarter, compared to the same period last year. The primary drivers of the decrease were:
•$500.0 million decrease in cash inflow due to the precautionary draw-down of $500.0 million on the ABL Facility during the 2020 first quarter in response to the COVID-19 pandemic; partially offset by a
•$17.3 million of net proceeds from the exercise of stock options in the current year.

Critical Accounting Policies and Estimates
This management's discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates.
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and additional unforeseen effects from the COVID-19 pandemic, these estimates remain more challenging, and actual results could differ materially from our estimates. More information on all of our significant accounting policies can be found in Note 2, "Summary of Significant Critical Accounting Policies and Estimates" to our audited consolidated financial statements included in the Annual Report and the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report.

Recent Accounting Pronouncements
The information set forth in Note 2 to our unaudited consolidated financial statements under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Related Party Transactions
The information set forth in Note 12 to our unaudited consolidated financial statements under Part I, Item 1 under the heading of this Quarterly Report entitled "Related Party Transactions" is incorporated herein by reference.

Off-Balance Sheet Arrangements
As of May 1, 2021, our off-balance sheet contractual obligations and commercial commitments relate to future minimum guaranteed contractual payments and letters of credit. There have been no other material changes in our off-balance sheet arrangements as discussed in the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" or our audited financial statements for the fiscal year ended January 30, 2021 included in the "Off-Balance Sheet Arrangements" section of the Annual Report.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments primarily relate to our debt facilities and senior secured notes, operating leases for stores, distribution centers, and office buildings, technology related commitments, and sponsorship and intellectual property agreements. Other than than the item noted below and fluctuations from transactions in the ordinary course of business, there were no material changes during the quarter ended May 1, 2021 to the contractual obligations and commercial commitments disclosed in "Contractual Obligations and Commercial Commitments" in the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On May 25, 2021, the Company refinanced its 2020 Term Loan and paid down approximately $99.0 million of the Term Loan (see Note 14 to the financial statements included in this Quarterly Report).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in the Annual Report under "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk."

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
There have been no material developments during the 2021 first quarter with respect to any of the matters discussed under the heading "Business–Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors discussed in the section of the Annual Report entitled "Risk Factors", which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in the MD&A in this Quarterly Report and in the Risk Factors section of the Annual Report, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks. Except as set forth below, there have been no material changes to the risk factors discussed in the section of the Annual Report entitled "Risk Factors".
KKR has the ability to exert substantial influence over us and their interests may conflict with yours in the future.
As of May 10, 2021, KKR beneficially owns approximately 31.3% of the voting power of our common stock. As a result, KKR will be able to exert substantial influence on our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR and their affiliates retain significant ownership of us. KKR and their affiliates may also influence us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR continues to own a significant amount of our voting power, even if such amount is less than 50%, KKR will continue to be able to strongly influence or effectively control our decisions and, so long as KKR and their affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, KKR will be able to nominate individuals to our board of directors under the stockholders agreement. The interests of KKR may not coincide with the interests of other holders of our common stock. See Note 12 to the financial statements included in this Quarterly Report.
In the ordinary course of their business activities, KKR and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that any of KKR, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR and their affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
In addition, KKR and their affiliates will be able to significantly influence the outcome of all matters requiring stockholder approval, including the election of our board of directors and potential acquisition of the Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 8, 2021 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)