Form 10-Q
period 2021-07-31
Academy Sports & Outdoors, Inc.
filed 2021-09-09
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
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

As of September 1, 2021, Academy Sports and Outdoors, Inc. had 93,496,426 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$553,825	$377,604	$884,029
Accounts receivable - less allowance for doubtful accounts of $822, $1,172 and $3,323, respectively	10,791	17,306	9,181
Merchandise inventories, net	1,115,020	990,034	899,086
Prepaid expenses and other current assets	39,050	28,313	30,495
Assets held for sale	1,763	1,763	1,763
Total current assets	1,720,449	1,415,020	1,824,554

PROPERTY AND EQUIPMENT, NET	362,784	378,260	396,559
RIGHT-OF-USE ASSETS	1,105,272	1,143,699	1,171,736
TRADE NAME	577,000	577,000	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	6,602	8,583	11,079
Total assets	$4,634,027	$4,384,482	$4,842,848

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$816,427	$791,404	$726,666
Accrued expenses and other current liabilities	277,157	291,351	245,072
Current lease liabilities	84,981	80,338	76,485
Current maturities of long-term debt	3,000	4,000	18,250
Total current liabilities	1,181,565	1,167,093	1,066,473

LONG-TERM DEBT, NET	684,103	781,489	1,412,800
LONG-TERM LEASE LIABILITIES	1,107,709	1,150,088	1,181,819
DEFERRED TAX LIABILITIES, NET	185,765	138,703	—
OTHER LONG-TERM LIABILITIES	27,267	35,126	29,683
Total liabilities	3,186,409	3,272,499	3,690,775

COMMITMENTS AND CONTINGENCIES (NOTE 13)

REDEEMABLE MEMBERSHIP UNITS	—	—	2,977

STOCKHOLDERS' / PARTNERS' EQUITY (1):
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Partners' equity, membership units authorized, issued and outstanding were 72,478,106 as of August 1, 2020	—	—	1,157,435
Common stock, $0.01 par value, authorized 300,000,000 shares; 92,883,540 and 91,114,475 issued and outstanding as of July 31, 2021 and January 30, 2021, respectively.	929	911	—
Additional paid-in capital	187,746	127,228	—
Retained earnings	1,260,805	987,168	—
Accumulated other comprehensive loss	(1,862)	(3,324)	(8,339)
Stockholders' / partners' equity	1,447,618	1,111,983	1,149,096
Total liabilities and stockholders' / partners' equity	$4,634,027	$4,384,482	$4,842,848
(1) See Retrospective Presentation of Ownership Exchange in Note 2.
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
NET SALES	$1,791,530	$1,606,420	$3,371,863	$2,742,721
COST OF GOODS SOLD	1,149,034	1,109,919	2,165,666	1,948,275
GROSS MARGIN	642,496	496,501	1,206,197	794,446

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	387,938	312,713	712,565	596,636
OPERATING INCOME	254,558	183,788	493,632	197,810

INTEREST EXPENSE, NET	12,157	23,566	26,706	48,088
(GAIN) LOSS ON EARLY RETIREMENT OF DEBT, NET	2,239	(7,831)	2,239	(7,831)
OTHER (INCOME), NET	(735)	(628)	(1,132)	(1,621)
INCOME BEFORE INCOME TAXES	240,897	168,681	465,819	159,174

INCOME TAX EXPENSE	50,387	1,005	97,513	1,518
NET INCOME	$190,510	$167,676	$368,306	$157,656

EARNINGS PER COMMON SHARE:
BASIC (1)	$2.06	$2.31	$3.99	$2.18
DILUTED (1)	$1.99	$2.25	$3.82	$2.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	92,627	72,478	92,357	72,476
DILUTED (1)	95,891	74,439	96,391	74,487
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
COMPREHENSIVE INCOME:
Net income	$190,510	$167,676	$368,306	$157,656
Unrealized loss on interest rate swaps	—	(606)	—	(5,040)
Recognized interest expense on interest rate swaps	699	2,874	1,895	4,767
Tax expense	(163)	—	(433)	—
Total comprehensive income	$191,046	$169,944	$369,768	$157,383

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' / STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' /Stockholders' Equity
			Partners' Equity		Common Stock

	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Units / Shares
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
Net income	—	—	—	—	—	—	—	177,796	—	177,796	—
Equity compensation	—	—	—	—	—	—	5,874	—	—	5,874	—
Settlement of vested Restricted Stock Units	—	—	—	—	87	1	(1)	—	—	—	87
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	39	—	—	39	—
Stock option exercises	—	—	—	—	2,686	27	17,230	—	—	17,257	2,686
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	—	—	—	—	926	926	—
Balances as of May 1, 2021	—	$—	—	$—	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875	93,887
Net income	—	—	—	—	—	—	—	190,510	—	190,510	—
Equity compensation	—	—	—	—	—	—	27,331	—	—	27,331	—
Repurchase of common stock for retirement	—	—	—	—	(3,230)	(32)	(5,299)	(94,669)	—	(100,000)	(3,230)
Settlement of vested Restricted Stock Units	—	—	—	—	836	8	(8)	—	—	—	836
Issuance of common stock under employee stock purchase plan	—	—	—	—	35	—	945	—	—	945	35
Stock option exercises	—	—	—	—	1,356	14	14,407	—	—	14,421	1,356
Recognized interest expense on interest rate swaps (net of tax impact of $163)	—	—	—	—	—	—	—	—	536	536	—
Balances as of July 31, 2021	—	$—	—	$—	92,884	$929	$187,746	$1,260,805	$(1,862)	$1,447,618	92,884

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' / STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' / Stockholders' Equity
			Partners' Equity		Common Stock

	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net loss	—	—	—	(10,020)	—	—	—	—	—	(10,020)	—
Equity compensation	—	—	—	2,109	—	—	—	—	—	2,109	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(4,434)	(4,434)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	1,893	1,893	—
Balances as of May 2, 2020	172	$2,977	72,306	$988,178	—	$—	$—	$—	$(10,607)	$977,571	72,478
Net income	—	—	—	167,676	—	—	—	—	—	167,676	—
Equity compensation	—	—	—	1,581	—	—	—	—	—	1,581	—
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(606)	(606)	—
Recognized interest expense on interest rate swaps	—	—	—	—	—	—	—	—	2,874	2,874	—
Balances as of August 1, 2020	172	$2,977	72,306	$1,157,435	—	$—	$—	$—	$(8,339)	$1,149,096	72,478
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$368,306	$157,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,308	54,151
Non-cash lease expense	691	14,049
Equity compensation	33,205	3,690
Amortization of terminated interest rate swaps, deferred loan and other costs	3,521	1,827
Deferred income taxes	46,628	—
Non-cash (gain) loss on early retirement of debt, net	2,239	(7,831)
Casualty loss	—	16
Changes in assets and liabilities:
Accounts receivable, net	6,515	4,819
Merchandise inventories, net	(124,986)	200,647
Prepaid expenses and other current assets	(10,737)	(1,623)
Other noncurrent assets	1,408	(74)
Accounts payable	22,958	302,391
Accrued expenses and other current liabilities	18,517	32,335
Income taxes payable	(12,996)	—
Other long-term liabilities	(903)	11,568
Net cash provided by operating activities	405,674	773,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,767)	(13,850)
Net cash used in investing activities	(33,767)	(13,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	—	500,000
Repayment of ABL Facility	—	(500,000)
Repayment of Term Loan	(100,750)	(25,090)
Debt issuance fees	(927)	—
Share-Based Award Payments	(11,214)	—
Proceeds from exercise of stock options	31,678	—
Proceeds from issuance of common stock under employee stock purchase program	945	—
Taxes paid related to net share settlement of equity awards	(15,418)	—
Repurchase of common stock for retirement	(100,000)	—
Repurchase of Redeemable Membership Units	—	(37)
Net cash used in financing activities	(195,686)	(25,127)

NET INCREASE IN CASH AND CASH EQUIVALENTS	176,221	734,644
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,604	149,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$553,825	$884,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$24,358	$46,694
Cash paid for income taxes	$64,211	$2,461

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common shares	$501	$—
Change in capital expenditures in accounts payable and accrued liabilities	$2,065	$4,547
Right-of-use assets obtained in exchange for new operating leases	$5,939	$71,118
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. As of July 31, 2021, KKR held an ownership interest of approximately 20% in the Company.
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of July 31, 2021, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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
The May 2021 Secondary Offering also included the Company's repurchase and simultaneous retirement of 3,229,974 shares out of the 14,000,000 shares at $30.96 per share, the same price granted to the underwriters. The Company allocated the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date.
The May 2021 Secondary Offering reduced the KKR ownership interest in the Company, resulting in a vesting event (the "2021 Vesting Event") for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards and performance-based awards which had previously met their performance targets vested and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation. Additionally, approximately $8.2 million of Share-Based Award Payments (see Note 9) for equity-based compensation distributions were accelerated during the 2021 second quarter.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted; however, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the Securities and Exchange Commission on April 7, 2021 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending January 29, 2022 or any other period. The balance sheet as of January 30, 2021 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended August 1, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Merchandise division sales (1)
Outdoors	$539,498	$532,786	$1,025,156	$961,591
Sports and recreation	410,492	359,722	812,906	654,657
Apparel	493,470	413,702	869,244	622,178
Footwear	337,289	293,145	647,733	489,558
Total merchandise sales (2)	1,780,749	1,599,355	3,355,039	2,727,984
Other sales (3)	10,781	7,065	16,824	14,737
Net Sales	$1,791,530	$1,606,420	$3,371,863	$2,742,721
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended August 1, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 8.4% and 7.9% of merchandise sales for the thirteen and twenty-six weeks ended July 31, 2021, respectively, and 9.4% and 10.9% for the thirteen and twenty-six weeks ended August 1, 2020, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gift card liability, beginning balance	$63,242	$57,786	$74,253	$67,993
Issued	25,484	21,008	43,926	32,614
Redeemed	(27,253)	(22,703)	(55,743)	(43,713)
Recognized as breakage income	(947)	(681)	(1,910)	(1,484)
Gift card liability, ending balance	$60,526	$55,410	$60,526	$55,410

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	July 31, 2021	January 30, 2021	August 1, 2020
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	299,250	400,000	1,435,982
Notes, due November 2027	400,000	400,000	—
Total debt	699,250	800,000	1,435,982
Less current maturities	(3,000)	(4,000)	(18,250)
Less unamortized discount on Term Loan	(2,682)	(3,861)	(2,017)
Less deferred loan costs (1)	(9,465)	(10,650)	(2,915)
Long-term debt, net	$684,103	$781,489	$1,412,800
(1) Deferred loan costs are related to the Term Loan and Notes.
As of July 31, 2021, January 30, 2021 and August 1, 2020, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $4.9 million, $5.5 million and $2.9 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.7 million and $1.4 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, and $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. Total expenses related to accretion of original issuance discount were $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, and $0.3 million and $0.5 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
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
On May 25, 2021, the Company refinanced its 2020 Term Loan and paid down approximately $99.0 million of the 2020 Term Loan.
Term Loan

We refer to the 2015 Term Loan, the 2020 Term Loan and the Amendment collectively as the "Term Loan".
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

On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan") with Credit Suisse AG, Cayman Island Branch ("Credit Suisse"), as the administrative agent and collateral agent and the several other lenders and parties. The 2020 Term Loan will mature on November 6, 2027. The 2020 Term Loan bore interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of approximately $1.0 million were required through September 30, 2027, with the balance due in full on the maturity date of November 6, 2027.

On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of July 31, 2021, the weighted average interest rate was 4.50%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan and the Amendment, the Company capitalized related professional fees of $5.8 million as deferred loan costs. As of July 31, 2021, no prepayment was due under the terms and conditions of the Term Loan.
In connection with the Amendment, the Company recognized a non-cash loss on early retirement of debt of $2.2 million in the thirteen and twenty-six weeks ended July 31, 2021 from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2020 Term Loan.
During the thirteen and twenty-six weeks ended August 1, 2020, we repurchased principal on our 2015 Term Loan, which was trading at a discount, in open market transactions. The following table provides further detail regarding these repurchases (amounts in millions):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 1, 2020	August 1, 2020
Gross principal repurchased	$23.9	$23.9
Reacquisition price of debt	$16.0	$16.0
Net gain recognized	$7.8	$7.8
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of July 31, 2021, we had outstanding letters of credit of approximately $19.5 million, of which $15.5 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $858.4 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of July 31, 2021, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility and Term Loan agreements and the Indenture contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of July 31, 2021.
Capitalized Interest. We capitalized interest primarily related to construction of new stores and store renovations in the amount of $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, and $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. As of July 31, 2021, we do not have any derivative financial instruments outstanding.

The fair value of these interest rate swaps is as follows (amounts in thousands) as of:

	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives designated as hedging instruments
Liabilities
Amounts included in accrued expenses and other current liabilities	$—	$—	$7,485
Amounts included in other long-term liabilities	—	—	894
Total derivatives designated as hedging instruments net liability	$—	$—	$(8,379)

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

The impact of gains and losses related to interest rate swaps that are deferred into AOCI and subsequently reclassified into expense as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Accumulated Other Comprehensive Loss, beginning	$(2,398)	$(10,607)	$(3,324)	$(8,066)
Loss deferred into AOCI	—	(606)	—	(5,040)
Increase to interest expense (net of tax impact of $163 and $433 in the thirteen and twenty-six weeks ended July 31, 2021, respectively)	536	2,874	1,462	4,767
Accumulated Other Comprehensive Loss, ending	$(1,862)	$(8,339)	$(1,862)	$(8,339)

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

The following table provides the fair value hierarchy for our derivative financial instruments (amounts in thousands) as of:

	Fair Value Hierarchy	July 31, 2021	January 30, 2021	August 1, 2020
Liabilities
Interest rate swap	Level 2	$—	$—	$8,379

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
Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of July 31, 2021, January 30, 2021 and August 1, 2020, we held $383.0 million, $284.0 million and $781.1 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of July 31, 2021 and January 30, 2021, the estimated fair value of the Term Loan and Notes was $0.7 billion and $0.8 billion, respectively. As of August 1, 2020, the estimated fair value of the Term Loan was $1.3 billion. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	July 31, 2021	January 30, 2021	August 1, 2020
Leasehold improvements	$448,275	$438,287	$434,087
Equipment and software	581,452	561,333	541,366
Furniture and fixtures	325,373	319,764	316,366
Construction in progress	21,846	23,575	22,076
Land	3,698	3,699	3,698
Total property and equipment	1,380,644	1,346,658	1,317,593
Accumulated depreciation and amortization	(1,017,860)	(968,398)	(921,034)
Property and equipment, net	$362,784	$378,260	$396,559

Depreciation expense was $26.0 million and $51.3 million, respectively, in the thirteen and twenty-six weeks ended July 31, 2021, and $26.7 million and $54.2 million in the thirteen and twenty-six weeks ended August 1, 2020, respectively, and is included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	July 31, 2021	January 30, 2021	August 1, 2020
Accrued interest	$6,654	$7,684	$7,469
Accrued personnel costs	83,406	113,032	62,300
Accrued professional fees	2,578	2,547	3,769
Accrued sales and use tax	26,461	14,980	21,078
Accrued self-insurance	14,093	13,471	13,554
Deferred revenue - gift cards and other	64,492	76,778	57,621
Income taxes payable	10,734	23,730	3,983
Interest rate swaps	—	—	7,485
Property taxes	36,451	16,978	39,289
Sales return allowance	6,700	5,800	6,500
Other	25,588	16,351	22,024
Accrued expenses and other current liabilities	$277,157	$291,351	$245,072

9. Equity and Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of July 31, 2021, there were 3,703,285 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the Academy Sports and Outdoors, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020 upon the effectiveness of the Registration Statement. We have reserved a total of 2,000,000 shares and as of July 31, 2021, there were 1,964,614 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $27.3 million and $33.2 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, which includes approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event which occurred during the 2021 second quarter. Equity compensation expense was $1.6 million and $3.7 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. These costs are included in selling, general and administrative expenses in the statements of income.
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
Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards were entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards were paid upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $32.2 million were paid in-full as of July 31, 2021. No further Share-Based Award Payments relative to the distribution are payable as of July 31, 2021.
These exercise price adjustments did not increase the value of the Unit Options and no related additional equity compensation was incurred.

Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the "SEC simplified" method. Expected price volatility was determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Award. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The assumptions used to calculate the fair value of Awards granted are evaluated and modified, as necessary, to reflect current market conditions and experience.
The following table presents the assumptions and grant date fair values for Service Options granted in the twenty-six weeks ended July 31, 2021:

Expected life in years	6.18
Expected volatility	42% to 44%
Weighted-average volatility	44%
Risk-free interest rate	1.01% to 1.22%
Dividend yield	—

The following table presents the Award grants during the twenty-six weeks ended July 31, 2021:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	900,542	185,396	192,919
Weighted average grant date fair value per Award	$11.80	$28.57	$27.14
Weighted average exercise price per Award	$27.14	N/A	N/A

The following table presents the unrecognized compensation cost as of July 31, 2021:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$10,474,721	$4,495,775	$4,193,693
Weighted average life remaining in years	3.6	3.3	3.5

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$190,510	$167,676	$368,306	$157,656

Weighted average common shares outstanding - basic (1)	92,627	72,478	92,357	72,476
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	61	3	54	8
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units (1)	121	—	591	—
Dilutive effect of Service Options (1)	2,614	571	2,427	613
Dilutive effect of Performance Unit Options and Performance Stock Options (1)	468	1,387	962	1,390
Dilutive effect of ESPP shares	—	—	—	—
Weighted average common shares outstanding - diluted (1)	95,891	74,439	96,391	74,487

Earnings per common share - basic	$2.06	$2.31	$3.99	$2.18
Earnings per common share - diluted	$1.99	$2.25	$3.82	$2.12

Anti-dilutive stock-based awards excluded from diluted calculation (1)	34	1,653	43	426
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
The Company determines its income tax expense by applying an estimated annual effective tax rate to its income before income taxes for the interim period. The current tax payable is based on the estimated federal and state income tax payments, while the remainder of income tax expense or benefit for the period is recorded to the net deferred tax asset or liability account. For the thirteen and twenty-six weeks ended July 31, 2021, ASO, Inc. recorded $50.4 million and $97.5 million of income tax expense, respectively, which included changes in income taxes payable of $50.9 million and net deferred tax liabilities of $46.6 million as of July 31, 2021.

12. Related Party Transactions

Monitoring Agreement
On August 3, 2011 (the "Effective Date"), we entered into a monitoring agreement (the "Monitoring Agreement"), with Kohlberg Kravis Roberts & Co. L.P. (the "Adviser") pursuant to which the Adviser provided advisory, consulting and financial services to us. In accordance with the terms of the Monitoring Agreement, we paid an aggregate annual advisory fee which increased by 5.0% annually on each anniversary of the Effective Date. The Adviser also charged us a customary fee for services rendered in connection with securing, structuring and negotiating equity and debt financings by us. Additionally, we were required to reimburse the Adviser for any out-of-pocket expenses in connection with these services. The Monitoring Agreement continued in effect from year-to-year, unless amended or terminated by the Adviser and us. Upon the completion of the IPO in the third quarter of 2020, the Monitoring Agreement terminated. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $0.9 million and $1.8 million in the thirteen and twenty-six weeks ended August 1, 2020, respectively. These expenses are included in selling, general and administrative expenses in the statements of income.

Other Related Party Transactions
In connection with the May 2021 Secondary Offering, we repurchased 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million, which were immediately retired by the Company (see Note 1).

Additionally, KKR has ownership interest in a broad range of portfolio companies and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

Investments in Managers
During the twenty-six weeks ended August 1, 2020, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director.
Note Receivable from Member and Distribution
Prior to October 1, 2020, under NAHC's LLC agreement, certain members could require the Company to provide a tax loan on their behalf under certain circumstances. On April 10, 2019, the Company loaned $4.0 million with a note receivable issued to a member. The note receivable bore semi-annual compounding interest at 2.5% with outstanding principal and interest due on April 10, 2022. This note receivable was recorded in other non-current assets on the balance sheet.
On April 5, 2018, the Company loaned $4.1 million with a note receivable issued to a member. The note receivable bore semi-annual compounding interest at 2.1%, with outstanding principal and interest due on April 5, 2021, and was recorded in prepaid expenses and other non-current assets on the balance sheet.
On August 28, 2020, the Company made a distribution to its members of record as of August 25, 2020, of $257.0 million (see Note 9). Of the $257.0 million, $8.5 million was used to offset and satisfy the remaining balances of the notes receivable and related interest receivable from a member.

13. Commitments and Contingencies

Technology Related Commitments and Other
As of July 31, 2021, we have obligations under technology related and other contractual commitments in the amount of $19.5 million. Of such commitments, approximately $10.6 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of July 31, 2021, we have $19.7 million in related commitments through 2027, of which $8.7 million is payable in the next 12 months.

14. Subsequent Events
Share Repurchase Program
On September 2, 2021, the Board of Directors of the Company authorized a new share repurchase program under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and twenty-six weeks ended July 31, 2021 and our audited financial statements for the fiscal year ended January 30, 2021 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
Academy Sports and Outdoors, Inc. conducts its operations through its subsidiaries, including its indirect subsidiary, Academy, Ltd., an operating company which is doing business as "Academy Sports + Outdoors." Any reference in this Quarterly Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Any reference in this Quarterly Report to the "current quarter", "2021 second quarter" or similar reference refers to the thirteen week period ended July 31, 2021, and any reference in this Quarterly Report to the "prior year quarter", "2020 second quarter" or similar reference refers to the thirteen week period ended August 1, 2020. Any reference in this Quarterly Report to "current year-to-date", "year-to-date 2021" or similar reference represents the twenty-six week period ended July 31, 2021, and any reference in this Quarterly Report to the "prior year-to-date", "year-to-date 2020" or similar reference refers to twenty-six week period ended August 1, 2020. Unless otherwise specified, all comparisons regarding the current period of 2021 are made to the corresponding period of 2020.

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
As of July 31, 2021, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, which includes our website at www.academy.com and our mobile app, newly introduced in the 2021 second quarter. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our curbside pickup and ship-to-store programs, which we launched in 2020.

The following table summarizes store activity for the periods indicated:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Beginning stores	259	259
Q1 new stores	—	—
Q2 new stores	—	—
Closed	—	—
Ending stores	259	259

Relocated stores	1	—

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
Strategic Inventory Management. We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 3.36x to 4.04x in the twelve months ended August 1, 2020 and July 31, 2021, respectively. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis. During 2020 and through the 2021 first quarter, we experienced significant inventory reductions from high sell-through during the period. In the 2021 second quarter, we had increased inventory relative to the prior year; however, despite the improved inventory levels, we expect to continue to use cash throughout the rest of the current fiscal year to build toward our optimal inventory position, which we believe will continue to impact our net cash provided by operating activities during the remainder of 2021.
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
E-commerce. We expect that the expansion and enhancement of our omnichannel capabilities will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to e-commerce and drive increased online sales conversion. Our improved website and mobile app, which launched in the second quarter of 2021, also support our stores with digital marketing and our buy-online-pickup-in-store ("BOPIS") and ship-to-store programs. Our e-commerce platform also allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. In both the thirteen and twenty-six weeks ended July 31, 2021, BOPIS accounted for approximately half of our e-commerce sales. Our e-commerce platform also serves as a medium for marketing and product education, allowing us to connect further with our customers. During the year-to-date 2021, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales.
We believe it is important that we continue to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during 2020. It is, however, difficult to ascertain with precision what portion of our e-commerce sales increase was attributable to the COVID-19 pandemic as compared to such recent enhancements. During the year-to-date 2021, e-commerce penetration was 7.9% compared to 10.9% in the year-to-date 2020 and 3.4% in the year-to-date 2019. Our e-commerce sales declined 10.8% in the year-to-date 2021 relative to the prior year-to-date which we believe was primarily driven by a demand shift from e-commerce to in-store as more and more customers are becoming comfortable shopping in our stores and the easing of COVID-19 restrictions; however, our e-commerce sales increased 241.9% when compared to year-to-date 2019. We expect to continue to expand and enhance our omnichannel capabilities, including BOPIS, ship-from-store and ship-to-store, which will continue to require significant investments by us.
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
Sourcing and Supply Chain Management. For our business to be successful, our suppliers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Competition for resources throughout the supply chain, such as production and transportation capacities, has increased. Trends affecting the supply chain include the impact of fluctuating prices of labor and raw materials on our suppliers, as well as the impact of the COVID-19 pandemic. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. Changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations. In addition, the announcement or imposition of any new or increased tariffs, duties or taxes as a result of trade or political tensions between the United States and other countries or otherwise could adversely affect our supply chain. In recent years, the Trump administration imposed multiple rounds of tariffs on exports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to net sales and/or gross margin. However, no significant modifications have been enacted to date, relative to the escalated tariffs, which impact our business.
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
In response to these restrictions, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a regular basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, wearing face coverings, limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures, and temporary wage premiums and additional sick time for our active store and distribution center team members. To mitigate the cost of these measures, during the thirteen weeks ended May 2, 2020, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. All three of our distribution centers remained open during 2020 and through year-to-date 2021, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.

The impact of the pandemic and actions taken in response to it had varying effects on our results of operations, as further discussed below, and our business has been especially unpredictable. However, as an essential retailer, we have been able to serve our customers as their needs evolved during the pandemic. Early in the pandemic, we saw the acceleration of sales in specific categories, such as outdoor cooking, camping, shooting sports and hunting. Later in the 2020 first quarter, customers realized they needed to find ways to entertain their families and stay fit while schools and gyms closed, so they turned to us for isolated recreation, outdoor and leisure activities that we support, and as a result, we saw increased sales of weights, yoga mats, treadmills, indoor bicycles, fishing, hunting and camping gear, backyard and driveway games, trampolines, patio seating and grills. We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products will continue for the duration of the pandemic and will result in a long-term increase to our customer base. At the same time, during the year-to-date 2020 we experienced decreased sales of certain of our offerings, primarily for apparel and footwear, and had to occasionally cancel certain of our purchase orders for these products. Despite the initial challenges in 2020 with sales declines in our footwear and apparel merchandise divisions, these categories ultimately experienced positive comparable sales growth for 2020. The outdoors and sports and recreation divisions had consistent positive store sales growth throughout 2020 and ultimately experienced significant positive comparable sales growth in 2020.
During the year-to-date 2021, we experienced double digit comparable sales growth in most of our merchandise divisions. Additionally, our sales mix has returned to more balanced levels relative to the prior year which has contributed to improved margins as our footwear and apparel sales increased over the year-to-date 2020. In-store traffic has increased recently and relative to the prior year. We believe the increase is attributable to the easing of COVID-19 restrictions and increased availability of vaccinations throughout our footprint, which has contributed to increased customer comfort with shopping in our stores. Additionally, we have seen recent demand increases from various factors, such as the U.S. government stimulus payments, enhanced unemployment benefits and the gradual return of team sports and in-person education.
We believe that our consumers feel comfortable visiting our stores due to the fact that we have big-box stores and curbside pick-up for online orders, making it easier to socially distance, and that we are not in, or tethered to, malls, as customers seek to avoid crowded spaces. We also saw a significant increase during 2020 of customers purchasing our products through omnichannel platforms, specifically as customers increasingly take advantage of our curbside pick-up service, which we launched during the 2020 first quarter and ship-to-store, which launched in the 2020 third quarter, which gives our customers more options on how to shop Academy. While the easing of most COVID-19 restrictions in the year-to-date 2021 has allowed for greater traffic in our stores, we believe it has also resulted in decreased e-commerce sales penetration when compared to the prior year.
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
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through BOPIS. For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store. Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than thirteen months.
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

Results of Operations

Thirteen Weeks Ended July 31, 2021 Compared to Thirteen Weeks Ended August 1, 2020
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	July 31, 2021		August 1, 2020		Dollars	Percent
Net sales	$1,791,530	100.0%	$1,606,420	100.0%	$185,110	11.5%
Cost of goods sold	1,149,034	64.1%	1,109,919	69.1%	39,115	3.5%
Gross margin	642,496	35.9%	496,501	30.9%	145,995	29.4%
Selling, general and administrative expenses	387,938	21.7%	312,713	19.5%	75,225	24.1%
Operating income	254,558	14.2%	183,788	11.4%	70,770	38.5%
Interest expense, net	12,157	0.7%	23,566	1.5%	(11,409)	(48.4)%
(Gain) loss on early extinguishment of debt, net	2,239	0.1%	(7,831)	(0.5)%	10,070	(128.6)%
Other (income), net	(735)	0.0%	(628)	0.0%	(107)	17.0%
Income before income taxes	240,897	13.4%	168,681	10.5%	72,216	42.8%
Income tax expense	50,387	2.8%	1,005	0.1%	49,382	NM
Net income	$190,510	10.6%	$167,676	10.4%	$22,834	13.6%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $185.1 million, or 11.5%, in the 2021 second quarter over the prior year second quarter due to an increase in comparable sales of 11.4% and strong sales performances across all of our merchandise divisions.
The 2021 second quarter comparable sales increase of 11.4% was driven by increased sales across all merchandise divisions and almost every product category. The increase in comparable sales was led by strong performances in apparel, footwear and sports and recreation. The apparel division experienced strong sales across all product categories with the highest sales increases in outdoor and seasonal and athletic. The footwear division increased due to strong sales across every category especially in work, casual and youth and athletic. The sports and recreation merchandise division comparable sales increase was also driven by strong sales across every category especially in team sports where football and baseball sales were adversely impacted by the pandemic during the prior year second quarter. The outdoor merchandise division increase was led by increased ammunition and camping sales, and partially offset by a decrease in the fishing category, which had a significant increase in the prior year due to the increased popularity of isolated recreation.
E-commerce net sales decreased $1.4 million, or 0.9%, in the 2021 second quarter compared to the prior year second quarter and represented 8.4% of merchandise sales the 2021 second quarter compared to 9.4% for the prior year second quarter. We believe the decline in e-commerce was generated by a demand shift from e-commerce to in-store sales caused by the easing of COVID-19 restrictions, as well as a greater comfort level amongst our customers for visiting our stores in person.
Gross Margin. Gross margin increased $146.0 million, or 29.4%, to $642.5 million in the 2021 second quarter from $496.5 million in the 2020 second quarter. As a percentage of net sales, gross margin increased 5.0% from 30.9% in the 2020 second quarter to 35.9% in the 2021 second quarter. The increase of 500 basis points in gross margin is primarily attributable to:
•298 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less promotional activity from the prior year;
•139 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory turnover rates; and
•55 basis points of favorability as result of higher vendor allowances.

Selling, General and Administrative Expenses. SG&A expenses increased $75.2 million to $387.9 million in the 2021 second quarter as compared to $312.7 million in the 2020 second quarter. As a percentage of net sales, SG&A expenses were up 2.2% to 21.7% in the 2021 second quarter compared to 19.5% in the 2020 second quarter. The increase of 220 basis points in SG&A is primarily attributable to:
•170 basis point increase in employee costs, primarily driven by increased equity compensation expense resulting from a vesting event (the "2021 Vesting Event"; see Note 1 to the financial statements included in this Quarterly Report); and
•76 basis point increase in advertising as a result of increased marketing and promotional activities relative to the prior year quarter, which included an initiative to lower advertising costs to help mitigate the financial impact of COVID-19 on the business.
Interest Expense. Interest expense decreased $11.4 million, or 48.4%, in the 2021 second quarter when compared with the 2020 second quarter, primarily as a result of a lower outstanding principal balance on the Term Loan (as defined below) in the current year compared to the prior year due to debt refinancing activities as well as lower interest on the ABL Facility from our $500.0 million draw-down in the first quarter of 2020 taken as a precautionary measure at the beginning of the COVID-19 pandemic. We repaid the $500.0 million draw-down during the 2020 second quarter.

(Gain) Loss on Early Extinguishment of Debt, net. (Gain) loss on early retirement of debt, net decreased $10.1 million, or 128.6%, to a loss of $2.2 million from a gain of $7.8 million in the 2020 second quarter. During the second quarter of 2021, we refinanced our Term Loan (as defined below), which resulted in a loss on early retirement of debt of $2.2 million. During the second quarter of 2020, we repurchased $23.9 million in principal on the Term Loan, which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million.

Income Tax Expense. Income tax expense increased $49.4 million to $50.4 million in the 2021 second quarter as compared to $1.0 million in the 2020 second quarter. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. ASO, Inc.’s effective tax rate for the 2021 second quarter was 20.9%. The effective tax rate was reduced by approximately 3.9% for the benefit of tax deductions related to the vesting or exercise of several equity compensation awards during the period.

Twenty-Six Weeks Ended July 31, 2021 Compared to Twenty-Six Weeks Ended August 1, 2020
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Twenty-Six Weeks Ended				Change
	July 31, 2021		August 1, 2020		Dollars	Percent
Net sales	$3,371,863	100.0%	$2,742,721	100.0%	$629,142	22.9%
Cost of goods sold	2,165,666	64.2%	1,948,275	71.0%	217,391	11.2%
Gross margin	1,206,197	35.8%	794,446	29.0%	411,751	51.8%
Selling, general and administrative expenses	712,565	21.1%	596,636	21.8%	115,929	19.4%
Operating income	493,632	14.6%	197,810	7.2%	295,822	149.5%
Interest expense, net	26,706	0.8%	48,088	1.8%	(21,382)	(44.5)%
(Gain) loss on early extinguishment of debt, net	2,239	0.1%	(7,831)	(0.3)%	10,070	(128.6)%
Other (income), net	(1,132)	0.0%	(1,621)	(0.1)%	489	(30.2)%
Income before income taxes	465,819	13.8%	159,174	5.8%	306,645	192.6%
Income tax expense	97,513	2.9%	1,518	0.1%	95,995	NM
Net income	$368,306	10.9%	$157,656	5.7%	$210,650	133.6%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $629.1 million, or 22.9%, for the year-to-date 2021 compared to year-to-date 2020 as a result of increased comparable sales of 22.8% and strong sales performances across all of our merchandise divisions.
The year-to-date comparable sales increase of 22.8% was driven by increased sales across all merchandise divisions and almost every product category. The increase in comparable sales was led by strong performances in apparel, footwear and sports and recreation. The apparel division experienced strong sales across all product categories with the highest sales increases in athletic and outdoor and seasonal. The footwear division increased due to strong sales across every category especially in work, casual and youth and athletic. The sports and recreation merchandise division comparable sales increase was also driven by strong sales across every category especially in team sports where baseball sales were adversely impacted by the pandemic during the prior year second quarter. The outdoor merchandise division increase was led by increased ammunition and camping sales, and partially offset by a decrease in the fishing category, which had a significant increase in the prior year due to the increased popularity of isolated recreation.
E-commerce net sales decreased $32.3 million, or 10.8%, in the year-to-date 2021 compared to the year-to-date 2020 and represented 7.9% of merchandise sales for the current year-to-date compared to 10.9% for the prior year-to-date. We believe the decline in e-commerce was generated by a demand shift from e-commerce to in-store sales caused by the easing of COVID-19 restrictions, as well as a greater comfort level amongst our customers for visiting our stores in person.
Gross Margin. Gross margin increased $411.8 million, or 51.8%, to $1,206.2 million for the year-to-date 2021 from $794.4 million for the year-to-date 2020. As a percentage of net sales, gross margin increased 6.8% from 29.0% in the prior year-to-date to 35.8% in the current year-to-date. The increase of 680 basis points in gross margin is primarily attributable to:
•495 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less clearance and promotional activity from the prior year; and
•152 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory turnover rates.

Selling, General and Administrative Expenses. SG&A expenses increased $115.9 million, or 19.4%, to $712.6 million for the year-to-date 2021 from $596.6 million for the year-to-date 2020. As a percentage of net sales, SG&A expenses were down 0.7% to 21.1% in the current year-to-date compared to 21.8% in the prior year-to-date. The decrease of 70 basis points in SG&A is primarily attributable to:
•112 basis point decrease in property and facility fees as a result of leveraging costs on increased sales and decreased depreciation costs; partially offset by a
•44 basis point increase in advertising as a result of increased marketing and promotional activities relative to the prior year, which included an initiative to lower advertising costs to help mitigate the financial impact of COVID-19 on the business.

Interest Expense. Interest expense decreased $21.4 million, or 44.5%, for the year-to-date 2021 when compared to the year-to-date 2020, primarily as a result of a lower outstanding principal balance on the Term Loan (as defined below) in the current year compared to the prior year due to debt refinancing activities as well as lower interest on the ABL Facility from our $500.0 million draw-down in the first quarter of 2020 taken as a precautionary measure at the beginning of the COVID-19 pandemic. We repaid the $500.0 million draw-down during the 2020 second quarter.

(Gain) Loss on Early Extinguishment of Debt, net. (Gain) loss on early retirement of debt, net decreased $10.1 million, or 128.6%, to a loss of $2.2 million in the year-to-date 2021 from a gain of $7.8 million in the year-to-date 2020. During the second quarter of 2021, we refinanced our Term Loan (as defined below), which resulted in a loss on early retirement of debt of $2.2 million. During the second quarter of 2020, we repurchased $23.9 million in principal on the Term Loan, which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million.

Other (Income), net. Other income, net, decreased $0.5 million due to lower earned interest on money market funds from lower balances and lower interest rates during the current year-to-date relative to the prior year-to-date. The higher prior year investments in money market accounts were driven by the precautionary draw-down of $500.0 million on our ABL Facility at the beginning of the COVID-19 pandemic.

Income Tax Expense. Income tax expense increased $96.0 million to $97.5 million for the year-to-date 2021 as compared to $1.5 million for the year-to-date 2020. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. ASO, Inc.’s effective tax rate for the year-to-date 2021 was 20.9%. The effective tax rate was reduced by approximately 3.9% for the benefit of tax deductions related to the vesting or exercise of several equity compensation awards during the period

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early extinguishment of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments, less the tax effect of these adjustments. We define Pro Forma Adjusted Net Income as Adjusted Net Income less the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation. We define basic Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments reconciling net income (loss) to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$190,510	$167,676	$368,306	$157,656
Interest expense, net	12,157	23,566	26,706	48,088
Income tax expense	50,387	1,005	97,513	1,518
Depreciation and amortization	26,010	26,704	51,308	54,151
Consulting fees (a)	—	36	—	92
Private equity sponsor monitoring fee (b)	—	920	—	1,840
Equity compensation (c)	27,331	1,581	33,205	3,690
(Gain) loss on early extinguishment of debt, net	2,239	(7,831)	2,239	(7,831)
Severance and executive transition costs (d)	—	3,909	—	4,137
Costs related to the COVID-19 pandemic (e)	—	10,987	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	15,418	—	15,418	—
Other (g)	364	1,092	714	1,929
Adjusted EBITDA	$324,416	$229,645	$595,409	$282,902
Less: Depreciation and amortization	(26,010)	(26,704)	(51,308)	(54,151)
Adjusted EBIT	$298,406	$202,941	$544,101	$228,751

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event (see Note 1 to the financial statements included in this Quarterly Report), timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the thirteen and twenty-six weeks ended August 1, 2020, as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
(g)
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$190,510	$167,676	$368,306	$157,656
Consulting fees (a)	—	36	—	92
Private equity sponsor monitoring fee (b)	—	920	—	1,840
Equity compensation (c)	27,331	1,581	33,205	3,690
(Gain) loss on early extinguishment of debt, net	2,239	(7,831)	2,239	(7,831)
Severance and executive transition costs (d)	—	3,909	—	4,137
Costs related to the COVID-19 pandemic (e)	—	10,987	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	15,418	—	15,418	—
Other (g)	364	1,092	714	1,929
Tax effects of these adjustments (h)	(11,312)	(19)	(12,801)	(39)
Adjusted Net Income	224,550	178,351	407,081	179,106
Estimated tax effect of change to C-Corporation status (i)	—	(43,947)	—	(44,262)
Pro Forma Adjusted Net Income	$224,550	$134,404	$407,081	$134,844

Pro Forma Adjusted Earnings per Share
Basic	$2.42	$1.85	$4.41	$1.86
Diluted	$2.34	$1.81	$4.22	$1.81
Weighted average common shares outstanding
Basic (1)	92,627	72,478	92,357	72,476
Diluted (1)	95,891	74,439	96,391	74,487
(1) See Retrospective Presentation of Ownership Exchange in Note 2 to the financial statements.

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the thirteen and twenty-six weeks ended August 1, 2020, as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
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

(h)
For the thirteen and twenty-six weeks ended July 31, 2021, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at the estimated effective tax rate for the fiscal year ended January 31, 2022. For thirteen and twenty-six weeks ended August 1, 2020, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.

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

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$186,446	$682,865	$405,674	$773,621
Net cash used in investing activities	(16,959)	(3,924)	(33,767)	(13,850)
Adjusted Free Cash Flow	$169,487	$678,941	$371,907	$759,771

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
•cash used to pay for the repurchase of common stock; and
•fluctuations in working capital due to timing differences of cash receipts and cash disbursements.
On July 31, 2021, our cash and cash equivalents totaled $553.8 million.
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
On August 28, 2020, we paid a $257.0 million one-time special distribution to our members of record as of August 25, 2020, $248.0 million of which was paid with cash on hand and the remainder of which was distributed through an offset of outstanding loans receivable from a member as well as state income tax withholdings made on behalf of NAHC's members. Related cash payments of $32.2 million to vested share-based award holders were paid in-full as of July 31, 2021 and no further payments are required relative to this distribution.

On October 6, 2020, we completed our IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value, to the IPO underwriters for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) that resulted in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO, such as legal and accounting fees (see "Initial Public Offering and Reorganization Transactions" and "IPO Over-Allotment Exercise" in Note 1 to the financial statements included in this Quarterly Report). The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File No. 333-248683, which was declared effective by the Securities and Exchange Commission on October 1, 2020).
On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts (see "Initial Public Offering and Reorganization Transactions" and "IPO Over-Allotment Exercise" in Note 1 to the financial statements included in this Quarterly Report), which included $0.3 million paid to KCM, for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with our IPO. The option has expired with respect to the remaining shares.
On November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan facility (the "2020 Term Loan" and, together with the 2015 Term Loan (as defined in the notes to the financial statements included in this Annual Report), the "Term Loan"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility" and, together with the 2015 ABL Facility (as defined in the notes to the financial statements included in this Annual Report), the "ABL Facility"). We used the net proceeds from the Notes and the net proceeds from the 2020 Term Loan, together with cash on hand, to repay in full the 2015 Term Loan, in the amount of $1,431.4 million (see Note 4 to the financial statements included in the Annual Report).
On May 10, 2021, the Company completed a repurchase and simultaneous retirement of 3,229,974 shares from the underwriters for cash consideration of $30.96 per share, resulting in a payment of approximately $100.0 million to the underwriters (see "May 2021 Secondary Offering and Stock Repurchase" in Note 1 to the financial statements included in this Quarterly Report). The May 2021 Secondary Offering reduced KKR's ownership interest in the Company and resulted in the 2021 Vesting Event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards, and performance-based awards which had previously met their performance targets, vested, and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation.
On May 25, 2021, the Company entered into an Amendment No. 4 (the "Amendment") to the Second Amended and Restated Credit Agreement (as previously amended, the "Existing Credit Agreement") which (i) reduced the applicable margin on LIBOR borrowings under the Term Loan from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Term Loan, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027, and all other material terms and provisions of the Existing Credit Agreement remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment (see Note 4 to the financial statements included in this Quarterly Report).
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

Liquidity information related to the ABL facility is as follows for the periods shown (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Average funds drawn	$—	$253,297
Number of days with outstanding balance	—	99
Maximum daily amount outstanding	$—	$500,000
Minimum available borrowing capacity	$780,945	$161,089

Liquidity information related to the ABL facility (amounts in thousands) as of:

	July 31, 2021	January 30, 2021	August 1, 2020
Outstanding borrowings	$—	$—	$—
Issued letters of credit	$15,478	$20,112	$19,927
Available borrowing capacity	$858,363	$718,763	$694,110

Capital Expenditures. We expect capital expenditures for fiscal year 2021 to be approximately $90.0 million. Approximately 50% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in existing stores and distribution centers is expected to account for approximately 40% of the planned cash outflow and the remaining 10% is expected to be utilized through investments in new stores and relocations. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$405,674	$773,621
Net cash used in investing activities	(33,767)	(13,850)
Net cash used in financing activities	(195,686)	(25,127)
Net increase in cash and cash equivalents	$176,221	$734,644

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2021 decreased $367.9 million, compared to the year-to-date 2020. This decrease in cash was attributable to:

•$650.3 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$210.7 million increase in net income; and
•$71.7 million net increase in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$325.6 million decrease in cash flows from merchandise inventories, net related to an increase in inventory receipts during the twenty-six weeks ended July 31, 2021 quarter coupled with a prior year reduction of inventory from higher inventory turnover and supply chain constraints resulting from the COVID-19 pandemic; and
•$279.4 million decrease in cash flows from accounts payable related to the prior year extension of vendor payment terms intended to help mitigate the impact of COVID-19 on our business.

The increase from non-cash charges was primarily caused by:
•$46.6 million increase in deferred income taxes as a result of ASO, Inc. becoming subject to U.S. federal income taxes after the Reorganization Transactions in October 2020; and
•$29.5 million increase in stock compensation expense as a result of the 2021 Vesting Event.

Investing Activities. Cash used in investing activities increased $19.9 million in the current year-to-date compared to the same period last year. The increase in cash used in investing activities is primarily due to:
•$19.9 million higher capital expenditures on various digital projects, updates in the stores and distribution centers, and other improvements coupled with the strategic reduction of capital expenditures in the prior year in response to the COVID-19 pandemic.

Financing Activities. Cash used in financing activities increased $170.6 million in the year-to-date 2021, compared to the same period last year. The primary drivers of the increase were:
•$100.0 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock; and
•$75.7 million increase in cash outflows related to higher current year-to-date principal repurchases of our Term Loan, primarily attributable to the $99 million current year principal reduction associated with the second quarter Amendment to refinance the Term Loan.

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

Off-Balance Sheet Arrangements
As of July 31, 2021, our off-balance sheet contractual obligations and commercial commitments relate to future minimum guaranteed contractual payments and letters of credit. There have been no other material changes in our off-balance sheet arrangements as discussed in the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" or our audited financial statements for the fiscal year ended January 30, 2021 included in the "Off-Balance Sheet Arrangements" section of the Annual Report.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments primarily relate to our debt facilities and senior secured notes, operating leases for stores, distribution centers, and office buildings, technology related commitments, and sponsorship and intellectual property agreements. Other than the item noted below and fluctuations from transactions in the ordinary course of business, there were no material changes during the quarter ended July 31, 2021 to the contractual obligations and commercial commitments disclosed in "Contractual Obligations and Commercial Commitments" in the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On May 25, 2021, the Company refinanced its 2020 Term Loan and paid down approximately $99.0 million of the Term Loan (see Note 4 to the financial statements included in this Quarterly Report).

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
As previously disclosed, the Company is a defendant in nine lawsuits filed against us between December 2017 and November 2019 in Texas state judicial courts located in Bexar County, Texas, by 79 plaintiffs on behalf of certain victims and family of victims of a November 2017 shooting in Sutherland Springs, Texas. The plaintiffs seek monetary relief ranging from $1 million to over $150 million and, in some cases, injunctive relief to prohibit us from selling certain firearms in Texas to residents of states where such a sale would violate their home state’s applicable firearm laws. These cases, which present substantially similar issues of law and fact, relate to the April 2016 sale by one of our stores of a firearm and magazine that were alleged to have been used in the Sutherland Springs incident. The Supreme Court of Texas heard oral arguments relating to our motion for summary judgment to dismiss certain of these cases in October 2020 (the “Texas Supreme Court Cases”), with the remainder of these cases stayed pending the Supreme Court of Texas’s decision. On June 25, 2021, the Supreme Court of Texas issued an opinion directing the trial court to grant the Company’s motion for summary judgment and held that the Texas Supreme Court Cases are statutorily barred and the Company is protected from continued participation in the Texas Supreme Court cases. Given the Supreme Court of Texas’s opinion and the substantial similarity of all these cases, we expect that any remaining claims and/or cases not included in the Texas Supreme Court Cases should also be dismissed by the trial court. However, the ultimate outcome of those claims and/or cases cannot be determined at this time.
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
As of July 31, 2021, KKR beneficially owns approximately 20% of the voting power of our common stock. As a result, KKR will be able to exert substantial influence on our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR and their affiliates retain significant ownership of us. KKR and their affiliates may also influence us to make significant changes to our business operations and strategy, including with respect to, among other things, store openings and closings, new product and service offerings, team member headcount levels and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR continues to own a significant amount of our voting power, even if such amount is less than 50%, KKR will continue to be able to strongly influence or effectively control our decisions and, so long as KKR and their affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, KKR will be able to nominate individuals to our board of directors under the stockholders agreement. The interests of KKR may not coincide with the interests of other holders of our common stock. See Note 12 to the financial statements included in this Quarterly Report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed further in Note 1 (see “May 2021 Secondary Offering and Stock Repurchase”) to the financial statements included in this Quarterly Report, in connection with the May 2021 Secondary Offering, we repurchased 3,229,974 shares from the May 2021 Selling Stockholders at a price of $30.96 per share. We did not otherwise repurchase any shares of our common stock during the three months ended July 31, 2021.

Subsequent to the quarter end, on September 2, 2021, our Board of Directors authorized a new share repurchase program under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the share repurchase program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The share repurchase program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

ITEM 5. OTHER INFORMATION

Compensation Arrangements of Certain Officers

The Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company, in consultation with the Committee’s independent compensation consultant, undertook a review of the annual compensation of certain of the Company’s named executive officers.

On September 5, 2021, the Committee approved increases to the annual base salary and target annual bonus opportunity of Mr. Mullican, Mr. Johnson, and Ms. Rutherford for fiscal 2021, as follows: (i) for Mr. Mullican, a base salary increase from $570,000 to $675,000 and a target bonus opportunity percentage increase from 100% to 120% of base salary, resulting in a target bonus opportunity increase from $570,000 to $810,000; (ii) for Mr. Johnson, a base salary increase from $527,500 to $577,500 and a target bonus opportunity percentage increase from 100% to 120% of base salary, resulting in a target bonus opportunity increase from $527,500 to $693,000; and (iii) for Ms. Rutherford, a base salary increase from $361,000 to $386,000, resulting in a target bonus opportunity increase from $270,750 to $289,500. These base salary increases are effective as of September 5, 2021.

Additionally, on September 7, 2021, the Board, upon the recommendation of the Committee, approved a special onetime restricted stock unit award (each an “Executive Retention Award”) under the Company’s 2020 Omnibus Incentive Plan to Steven P. Lawrence (EVP, Chief Merchandising Officer), Michael P. Mullican (EVP, Chief Financial Officer), Sam J. Johnson (EVP, Retail Operations), and Jamey T. Rutherford (SVP, Omnichannel). The Executive Retention Awards have an effective grant date of the first trading day after the Company’s second quarter fiscal 2021 earnings release date and a grant date fair value of $1,000,000 for Messrs. Lawrence, Mullican and Johnson, respectively, and $750,000 for Ms. Rutherford, and will vest in 50% increments on the second and third anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date.

The Board and Committee believe that the strategic leadership of Messrs. Lawrence, Mullican and Johnson, and Ms. Rutherford has been a key driver of the Company’s success to date, and that the Executive Retention Awards and the annual base salary and target annual bonus opportunity increases, in combination with other elements of their compensation, provide a market-competitive package designed to reward their strong performance, provides an ongoing motivating incentive to drive results, increase their alignment with stockholders, and retain their services for the Company’s long-term growth. The Executive Retention Awards also reflect the Board’s and the Committee’s desire to increase the proportion of unvested equity ownership held by Messrs. Lawrence, Mullican and Johnson and Ms. Rutherford, particularly in light of the Company’s May 2021 secondary offering that resulted in a change of control event which caused all equity awards granted to them under the Company’s 2011 Unit Incentive Plan to vest in full.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4, dated May 25, 2021, to the Second Amended and Restated Credit Agreement among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 9, 2021 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)