Form 10-Q
period 2021-10-30
Academy Sports & Outdoors, Inc.
filed 2021-12-10
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2021
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

As of December 3, 2021, Academy Sports and Outdoors, Inc. had 88,534,994 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$401,297	$377,604	$869,725
Accounts receivable - less allowance for doubtful accounts of $1,139, $1,172 and $1,286, respectively	12,368	17,306	11,908
Merchandise inventories, net	1,325,979	990,034	1,082,907
Prepaid expenses and other current assets	44,491	28,313	25,789
Assets held for sale	1,763	1,763	1,763
Total current assets	1,785,898	1,415,020	1,992,092

PROPERTY AND EQUIPMENT, NET	358,110	378,260	382,620
RIGHT-OF-USE ASSETS	1,087,407	1,143,699	1,163,361
TRADE NAME	577,144	577,000	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	5,516	8,583	4,923
Total assets	$4,675,995	$4,384,482	$4,981,916

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$919,196	$791,404	$868,879
Accrued expenses and other current liabilities	304,488	291,351	274,612
Current lease liabilities	86,701	80,338	79,361
Current maturities of long-term debt	3,000	4,000	18,250
Total current liabilities	1,313,385	1,167,093	1,241,102

LONG-TERM DEBT, NET	683,845	781,489	1,408,885
LONG-TERM LEASE LIABILITIES	1,088,142	1,150,088	1,171,420
DEFERRED TAX LIABILITIES, NET	188,243	138,703	132,701
OTHER LONG-TERM LIABILITIES	26,386	35,126	43,244
Total liabilities	3,300,001	3,272,499	3,997,352

COMMITMENTS AND CONTINGENCIES (NOTE 13)

REDEEMABLE MEMBERSHIP UNITS	—	—	—

STOCKHOLDERS' / PARTNERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 88,164,878; 91,114,475; and 88,103,975 issued and outstanding as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.	882	911	881
Additional paid-in capital	188,329	127,228	93,064
Retained earnings	1,188,271	987,168	895,646
Accumulated other comprehensive loss	(1,488)	(3,324)	(5,027)
Stockholders' / partners' equity	1,375,994	1,111,983	984,564
Total liabilities and stockholders' / partners' equity	$4,675,995	$4,384,482	$4,981,916

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
NET SALES	$1,592,795	$1,349,076	$4,964,658	$4,091,797
COST OF GOODS SOLD	1,031,957	908,565	3,197,623	2,856,840
GROSS MARGIN	560,838	440,511	1,767,035	1,234,957

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	344,725	358,955	1,057,290	955,591
OPERATING INCOME	216,113	81,556	709,745	279,366

INTEREST EXPENSE, NET	11,424	22,399	38,130	70,487
(GAIN) LOSS ON EARLY RETIREMENT OF DEBT, NET	—	—	2,239	(7,831)
OTHER (INCOME) EXPENSE, NET	(614)	764	(1,746)	(857)
INCOME BEFORE INCOME TAXES	205,303	58,393	671,122	217,567

INCOME TAX (BENEFIT) EXPENSE	43,998	(1,193)	141,511	325
NET INCOME	$161,305	$59,586	$529,611	$217,242

EARNINGS PER COMMON SHARE:
BASIC	$1.77	$0.78	$5.76	$2.94
DILUTED	$1.72	$0.74	$5.55	$2.82
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	91,140	76,771	91,951	73,908
DILUTED	93,844	80,714	95,504	77,171

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
COMPREHENSIVE INCOME:
Net income	$161,305	$59,586	$529,611	$217,242
Unrealized loss on interest rate swaps	—	(331)	—	(5,371)
Recognized interest expense on interest rate swaps	489	2,811	2,384	7,578
Loss on swaps from debt refinancing	—	1,330	—	1,330
Tax expense	(115)	(498)	(548)	(498)
Total comprehensive income	$161,679	$62,898	$531,447	$220,281

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF PARTNERS' / STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Redeemable Membership Units		Partners' / Stockholders' Equity								Total Membership Units / Common Stock
							Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Partners' /Stockholders' Equity
			Partners' Equity		Common Stock

	Units	Amount	Units	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Units / Shares
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
Net income	—	—	—	—	—	—	—	177,796	—	177,796	—
Equity compensation	—	—	—	—	—	—	5,874	—	—	5,874	—
Settlement of vested Restricted Stock Units	—	—	—	—	87	1	(1)	—	—	—	87
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	39	—	—	39	—
Stock option exercises	—	—	—	—	2,686	27	17,230	—	—	17,257	2,686
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	—	—	—	—	926	926	—
Balances as of May 1, 2021	—	$—	—	$—	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875	93,887
Net income	—	—	—	—	—	—	—	190,510	—	190,510	—
Equity compensation	—	—	—	—	—	—	27,331	—	—	27,331	—
Repurchase of common stock for retirement	—	—	—	—	(3,230)	(32)	(5,299)	(94,669)	—	(100,000)	(3,230)
Settlement of vested Restricted Stock Units	—	—	—	—	836	8	(8)	—	—	—	836
Issuance of common stock under employee stock purchase plan	—	—	—	—	35	—	945	—	—	945	35
Stock option exercises	—	—	—	—	1,356	14	14,407	—	—	14,421	1,356
Recognized interest expense on interest rate swaps (net of tax impact of $163)	—	—	—	—	—	—	—	—	536	536	—
Balances as of July 31, 2021	—	$—	—	$—	92,884	$929	$187,746	$1,260,805	$(1,862)	$1,447,618	92,884
Net income	—	—	—	—	—	—	—	161,305	—	161,305	—
Equity compensation	—	—	—	—	—	—	2,921	—	—	2,921	—
Repurchase of common stock for retirement	—	—	—	—	(5,723)	(57)	(11,941)	(233,839)	—	(245,837)	(5,723)
Stock option exercises	—	—	—	—	1,004	10	9,603	—	—	9,613	1,004
Recognized interest expense on interest rate swaps (net of tax impact of $115)	—	—	—	—	—	—	—	—	374	374	—
Balances as of October 30, 2021	—	$—	—	$—	88,165	$882	$188,329	$1,188,271	$(1,488)	$1,375,994	88,165

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
(1) See Retrospective Presentation of Ownership Exchange in Note 2. See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$529,611	$217,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,767	79,718
Non-cash lease expense	708	14,870
Equity compensation	36,126	27,049
Amortization of terminated interest rate swaps, deferred loan and other costs	4,787	2,734
Loss on swaps from debt refinancing	—	1,330
Deferred income taxes	48,991	(11,739)
Non-cash (gain) loss on early retirement of debt, net	2,239	(7,831)
Casualty loss	—	114
Changes in assets and liabilities:
Accounts receivable, net	4,938	2,121
Merchandise inventories, net	(335,945)	16,727
Prepaid expenses and other current assets	(16,177)	(1,151)
Other noncurrent assets	2,207	245
Accounts payable	128,743	439,682
Accrued expenses and other current liabilities	34,683	44,733
Income taxes payable	(1,830)	9,590
Other long-term liabilities	(1,785)	21,784
Net cash provided by operating activities	515,063	857,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,567)	(21,915)
Purchases of intangible assets	(144)	—
Notes receivable from member	—	8,125
Net cash used in investing activities	(58,711)	(13,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	—	500,000
Repayment of ABL Facility	—	(500,000)
Repayment of Term Loan	(101,500)	(29,653)
Debt issuance fees	(927)	(556)
Share-Based Award Payments	(11,214)	(20,724)
Distribution	—	(257,000)
Proceeds from issuance of common stock, net of Offering Costs	—	184,882
Proceeds from exercise of stock options	41,292	—
Proceeds from issuance of common stock under employee stock purchase program	945	—
Taxes paid related to net share settlement of equity awards	(15,418)	—
Repurchase of common stock for retirement	(345,837)	—
Repurchase of Redeemable Membership Units	—	(37)
Net cash used in financing activities	(432,659)	(123,088)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,693	720,340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,604	149,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$401,297	$869,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$28,481	$68,759
Cash paid for income taxes	$95,799	$2,461

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common shares	$501	$132
Change in capital expenditures in accounts payable and accrued liabilities	$950	$985
Right-of-use assets obtained in exchange for new operating leases	$10,924	$84,595
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. Upon completion of the September 2021 Secondary Offering (as defined below), KKR no longer holds an ownership interest in the Company.
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of October 30, 2021, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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

Secondary Offering
On January 27, 2021, ASO, Inc. entered into an Underwriting Agreement (the “Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC, MG Family Limited Partnership and the former management selling stockholder named therein (collectively, the “Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten offering of 12,000,000 shares of common stock (the “Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-252390), filed on January 25, 2021. The Selling Stockholders granted the Underwriters the option to purchase, within 30 days from the date of the Underwriting Agreement, an additional 1,800,000 shares of common stock. On January 29, 2021, the Underwriters exercised in full their option to purchase the additional shares. The Secondary Offering was completed on February 1, 2021. Pursuant to the Underwriting Agreement, the Underwriters purchased the shares from the Selling Stockholders at a price of approximately $20.69 per share. The Company did not receive any proceeds from the Secondary Offering.
May 2021 Secondary Offering and Stock Repurchase
On May 5, 2021, ASO, Inc. entered into an underwriting agreement (the “May 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC and MG Family Limited Partnership (collectively, the “May 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “May 2021 Underwriters”), relating to an underwritten offering of 14,000,000 shares of common stock at $30.96 per share (the “May 2021 Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-255720), filed on May 3, 2021. The May 2021 Selling Stockholders granted the May 2021 Underwriters the option to purchase, within 30 days from the date of the May 2021 Underwriting Agreement, an additional 2,100,000 shares of common stock. On May 6, 2021, the May 2021 Underwriters exercised in full their option to purchase the additional shares. The May 2021 Secondary Offering also included the Company's repurchase and simultaneous retirement of 3,229,974 shares out of the 14,000,000 shares at $30.96 per share, the same price granted to the May 2021 Underwriters, which was at a discount to the prevailing market price at the time of repurchase (see Note 9). The May 2021 Secondary Offering was completed on May 10, 2021. The Company did not receive any proceeds from the May 2021 Secondary Offering.
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
September 2021 Secondary Offering and Stock Repurchase
On September 14, 2021, ASO, Inc. entered into an underwriting agreement (the “September 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P. and KKR 2006 Allstar Blocker L.P. (collectively, the “September 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein (the “September 2021 Underwriters”), relating to an underwritten offering (the “September 2021 Secondary Offering”) of 18,645,602 shares of common stock at approximately $43.52 per share, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-259477), filed on September 13, 2021. The September 2021 Secondary Offering also included the Company’s repurchase and simultaneous retirement of 4,500,000 shares out of the 18,645,602 shares of common stock at approximately $43.52, the same price granted to the September 2021 Underwriters, which was at a discount to the prevailing market price at the time of repurchase (see Note 9). The September 2021 Secondary Offering was completed on September 17, 2021. The Company did not receive any proceeds from the September 2021 Secondary Offering.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the Securities and Exchange Commission on April 7, 2021 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 are not necessarily indicative of the results that will be realized for the fiscal year ending January 29, 2022 or any other period. The balance sheet as of January 30, 2021 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, NAHC, Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, and Academy International Limited. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation. ASO Co-Invest Blocker Sub, L.P. and ASO Blocker Sub, L.P. were dissolved effective January 31, 2021.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and the possibility of additional unforeseen effects from the COVID-19 pandemic, these estimates remain challenging, and actual results could differ materially from our estimates.
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 31, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Retrospective Presentation of Ownership Exchange
Prior to the IPO, ASO, Inc. was a wholly-owned subsidiary of NAHC. On the IPO pricing date (October 1, 2020), the then-existing members of NAHC contributed all of their membership units of NAHC to ASO, Inc. and, in exchange, received one share of common stock of ASO, Inc. for every 3.15 membership units of NAHC contributed to ASO, Inc. (such 3.15:1 contribution and exchange ratio, the "Contribution Ratio"). As a result of such contributions and exchanges, upon the IPO, NAHC became a wholly-owned subsidiary of ASO, Inc., which became our parent holding company. The par value and authorized shares of the common stock of ASO, Inc. of $0.01 and 300,000,000, respectively, remain unchanged as a result of such contributions and exchanges. All membership units and redeemable membership units in the financial statements and notes have been retrospectively adjusted to give effect to the Contribution Ratio, as if such contributions and exchanges occurred as of all pre-IPO periods presented, including the periods presented on the Statements of Partners’ / Stockholders’ Equity and in Note 9. Equity and Share-Based Compensation.

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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Merchandise division sales (1)
Outdoors	$578,987	$487,401	$1,604,045	$1,448,987
Sports and recreation	285,614	262,979	1,098,621	917,656
Apparel	399,852	319,258	1,269,106	941,432
Footwear	320,119	272,626	967,839	762,173
Total merchandise sales (2)	1,584,572	1,342,264	4,939,611	4,070,248
Other sales (3)	8,223	6,812	25,047	21,549
Net Sales	$1,592,795	$1,349,076	$4,964,658	$4,091,797
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 31, 2020 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 8.0% of merchandise sales for the thirteen and thirty-nine weeks ended October 30, 2021, and 7.5% and 9.8% for the thirteen and thirty-nine weeks ended October 31, 2020, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gift card liability, beginning balance	$60,526	$55,410	$74,253	$67,993
Issued	17,407	14,910	61,333	47,524
Redeemed	(19,006)	(17,861)	(74,749)	(61,574)
Recognized as breakage income	(618)	(370)	(2,528)	(1,854)
Gift card liability, ending balance	$58,309	$52,089	$58,309	$52,089

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	October 30, 2021	January 30, 2021	October 31, 2020
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	298,500	400,000	1,431,419
Notes, due November 2027	400,000	400,000	—
Total debt	698,500	800,000	1,431,419
Less current maturities	(3,000)	(4,000)	(18,250)
Less unamortized discount on Term Loan	(2,572)	(3,861)	(1,752)
Less deferred loan costs (1)	(9,083)	(10,650)	(2,532)
Long-term debt, net	$683,845	$781,489	$1,408,885
(1) Deferred loan costs are related to the Term Loan and Notes.
As of October 30, 2021, January 30, 2021 and October 31, 2020, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $4.6 million, $5.5 million and $2.6 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $2.0 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, and $0.6 million and $1.9 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. Total expenses related to accretion of original issuance discount were $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, and $0.3 million and $0.8 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
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

On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of October 30, 2021, the weighted average interest rate was 4.50%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan and the Amendment, the Company capitalized related professional fees of $5.8 million as deferred loan costs. As of October 30, 2021, no prepayment was due under the terms and conditions of the Term Loan.
In connection with the Amendment, the Company recognized a non-cash loss on early retirement of debt of $2.2 million in the thirty-nine weeks ended October 30, 2021 from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2020 Term Loan.
During the thirty-nine weeks ended October 31, 2020, we repurchased principal on our 2015 Term Loan, which was trading at a discount, in open market transactions. The following table provides further detail regarding the repurchase (amounts in millions):

Thirty-Nine Weeks Ended
October 31, 2020
Gross principal repurchased	$23.9
Reacquisition price of debt	$16.0
Net gain recognized	$7.8
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of October 30, 2021, we had outstanding letters of credit of approximately $20.5 million, of which $17.8 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $982.2 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of October 30, 2021, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility and Term Loan agreements and the Indenture contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of October 30, 2021.
Capitalized Interest. We capitalized interest primarily related to store renovations and information technology initiatives in the amount of $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, and $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On October 28, 2020, we determined that a portion of the underlying cash flows related to $100.0 million of swap notional principal amount was no longer probable of occurring over the remaining term of the interest rate swaps as a result of the Company's planned Refinancing Transactions. As a result, we reclassified approximately $1.3 million of losses from accumulated other comprehensive loss ("AOCI") to other (income) expense, net in our statements of income for the thirteen and thirty-nine weeks ended October 31, 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. We also de-designated a portion of our interest rate swaps as cash flow hedges, leaving $250 million notional principal amount designated and $650 million undesignated. The remaining $4.0 million loss in AOCI as of October 31, 2020 related to the de-designated hedges would then be amortized as an increase to interest expense over the original maturity of the de-designated swaps. The de-designated $650 million notional principal amount of fixed interest rate swaps would have received mark-to-market treatment prospectively, with changes in fair value recorded immediately to other (income) expense, net on the statements of income.
On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. As of October 30, 2021, we do not have any derivative financial instruments outstanding.
The fair value of these interest rate swaps is as follows (amounts in thousands) as of:

	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as hedging instruments
Liabilities
Amounts included in accrued expenses and other current liabilities	$—	$—	$1,198
Amounts included in other long-term liabilities	—	—	136
Total derivatives designated as hedging instruments net liability	$—	$—	$(1,334)

Derivatives not designated as hedging instruments
Liabilities
Amounts included in accrued expenses and other current liabilities	—	—	4,548
Total derivatives not designated as hedging instruments	—	—	(4,548)
Total derivatives net liability	$—	$—	$(5,882)

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

The impact of gains and losses related to interest rate swaps that are deferred into AOCI and subsequently reclassified into expense as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Accumulated Other Comprehensive Loss, beginning	$(1,862)	$(8,339)	$(3,324)	$(8,066)
Loss deferred into AOCI (net of tax impact of $53 in both the thirteen and thirty-nine weeks ended October 31, 2020)	—	(278)	—	(5,318)
Increase to interest expense (net of tax impact of $115 and $548 for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, and $221 for both the thirteen and thirty-nine weeks ended October 31, 2020)	374	2,590	1,836	7,357
Loss on swaps from debt refinancing in other (income) expense, net (net of tax impact of $330 for both the thirteen and thirty-nine weeks ended October 31, 2020)	—	1,000	—	1,000
Accumulated Other Comprehensive Loss, ending	$(1,488)	$(5,027)	$(1,488)	$(5,027)

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
The following table provides the fair value hierarchy for our derivative financial instruments (amounts in thousands) as of:

	Fair Value Hierarchy	October 30, 2021	January 30, 2021	October 31, 2020
Liabilities
Interest rate swap	Level 2	$—	$—	$5,882

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
Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of October 30, 2021, January 30, 2021 and October 31, 2020, we held $294.0 million, $284.0 million and $767.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of October 30, 2021 and January 30, 2021, the estimated fair value of the Term Loan and Notes was $0.7 billion and $0.8 billion, respectively. As of October 31, 2020, the estimated fair value of the Term Loan was $1.4 billion. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	October 30, 2021	January 30, 2021	October 31, 2020
Leasehold improvements	$455,542	$438,287	$435,094
Equipment and software	593,479	561,333	543,147
Furniture and fixtures	332,368	319,764	317,371
Construction in progress	16,486	23,575	27,979
Land	3,698	3,699	3,698
Total property and equipment	1,401,573	1,346,658	1,327,289
Accumulated depreciation and amortization	(1,043,463)	(968,398)	(944,669)
Property and equipment, net	$358,110	$378,260	$382,620

Depreciation expense was $26.5 million and $77.8 million, respectively, in the thirteen and thirty-nine weeks ended October 30, 2021, and $25.5 million and $79.7 million in the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and is included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	October 30, 2021	January 30, 2021	October 31, 2020
Accrued interest	$12,676	$7,684	$6,996
Accrued personnel costs	91,433	113,032	72,995
Accrued professional fees	3,632	2,547	6,041
Accrued sales and use tax	23,111	14,980	18,590
Accrued self-insurance	13,784	13,471	13,136
Deferred revenue - gift cards and other	61,145	76,778	54,557
Income taxes payable	21,900	23,730	19,197
Interest rate swaps	—	—	5,746
Property taxes	45,056	16,978	49,679
Sales return allowance	5,800	5,800	5,000
Other	25,951	16,351	22,675
Accrued expenses and other current liabilities	$304,488	$291,351	$274,612

9. Equity and Share-Based Compensation
Equity
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
During the thirteen and thirty-nine weeks ended October 30, 2021, we repurchased and concurrently retired 5,722,892 and 8,952,866 shares of ASO, Inc. common stock for an aggregate amount of $245.8 million and $345.8 million, respectively, which includes purchases that were made pursuant to the Share Repurchase Program and those that were made prior to the Share Repurchase Program. The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of October 30, 2021, approximately $254.2 million remained available for share repurchases pursuant to our Share Repurchase Program.
Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of October 30, 2021, there were 3,539,843 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the Academy Sports and Outdoors, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of October 30, 2021, there were 1,964,614 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $2.9 million and $36.1 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, which includes approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event which occurred during the 2021 second quarter. Equity compensation expense was $23.4 million and $27.0 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, which includes approximately $19.9 million of stock compensation expense associated with the vesting of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO. These costs are included in selling, general and administrative expenses in the statements of income.
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

Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards were entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards were paid upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $32.2 million were paid in-full as of July 31, 2021. No further Share-Based Award Payments relative to the distribution are payable as of October 30, 2021.
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
The following table presents the assumptions and grant date fair values for Service Options granted in the thirty-nine weeks ended October 30, 2021:

Expected life in years	6.18
Expected volatility	42% to 44%
Weighted-average volatility	44%
Risk-free interest rate	1.00% to 1.22%
Dividend yield	—

The following table presents the Award grants during the thirty-nine weeks ended October 30, 2021:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	907,901	344,129	194,504
Weighted average grant date fair value per Award	$11.87	$36.40	$27.29
Weighted average exercise price per Award	$27.29	N/A	N/A

The following table presents the unrecognized compensation cost as of October 30, 2021:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$9,898,239	$10,808,988	$3,445,405
Weighted average life remaining in years	3.4	3.0	3.2

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$161,305	$59,586	$529,611	$217,242

Weighted average common shares outstanding - basic	91,140	76,771	91,951	73,908
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	72	6	14	9
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	109	1,423	401	991
Dilutive effect of Service Options	2,207	1,081	2,381	871
Dilutive effect of Performance Unit Options and Performance Stock Options	316	1,433	757	1,392
Dilutive effect of ESPP shares	—	—	—	—
Weighted average common shares outstanding - diluted	93,844	80,714	95,504	77,171

Earnings per common share - basic	$1.77	$0.78	$5.76	$2.94
Earnings per common share - diluted	$1.72	$0.74	$5.55	$2.82

Anti-dilutive stock-based awards excluded from diluted calculation	4	4,460	60	1,648

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
The Company determines its income tax expense by applying an estimated annual effective tax rate to its income before income taxes for the interim period. The current tax payable is based on the estimated federal and state income tax payments, while the remainder of income tax expense or benefit for the period is recorded to the net deferred tax asset or liability account. For the thirteen and thirty-nine weeks ended October 30, 2021, ASO, Inc. recorded $44.0 million and $141.5 million of income tax expense, respectively, which included changes in income taxes payable of $92.5 million and net deferred tax liabilities of $49.0 million as of October 30, 2021.

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
Upon the completion of the IPO, in the third quarter of 2020 the Monitoring Agreement terminated and we accrued the final termination fee of $12.3 million. The termination fee was equal to the net present value of the advisory fees that would have been paid from the termination date through the twelfth anniversary of the Effective Date of the Monitoring Agreement. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $13.0 million and $14.8 million in the thirteen and thirty-nine weeks ended October 31, 2020, respectively. These expenses are included in selling, general and administrative expenses in the statements of income.

Other Related Party Transactions
In connection with the September 2021 Secondary Offering and the May 2021 Secondary Offering, we repurchased from the underwriters (1) 4,500,000 shares of ASO, Inc. common stock at approximately $43.52 for approximately $195.8 million and (2) 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million. The shares repurchased were immediately retired by the Company (see Note 1 and Note 9).
We paid $2.7 million to KCM during the third quarter of 2020 for underwriting services in connection with the IPO.
Additionally, KKR has ownership interest in a broad range of portfolio companies and we may have entered into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions were material to our business. Upon completion of the September 2021 Secondary Offering, KKR no longer holds an ownership interest in the Company.

Investments in Managers
During the thirty-nine weeks ended October 31, 2020, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director.
Note Receivable from Member and Distribution
Prior to October 1, 2020, under NAHC's LLC agreement, certain members could require the Company to provide a tax loan on their behalf under certain circumstances. On April 10, 2019, the Company loaned $4.0 million with a note receivable issued to a member of NAHC. The note receivable bore semi-annual compounding interest at 2.5% with outstanding principal and interest due on April 10, 2022. This note receivable was recorded in other non-current assets on the balance sheet.
On April 5, 2018, the Company loaned $4.1 million with a note receivable issued to a member of NAHC. The note receivable bore semi-annual compounding interest at 2.1%, with outstanding principal and interest due on April 5, 2021, and was recorded in prepaid expenses and other non-current assets on the balance sheet.
On August 28, 2020, the Company made a distribution to its members of record as of August 25, 2020, of $257.0 million (see Note 9). Of the $257.0 million, $8.5 million was used to offset and satisfy the remaining balances of the notes receivable and related interest receivable from a member of NAHC.

13. Commitments and Contingencies

Technology Related Commitments and Other
As of October 30, 2021, we have obligations under technology-related, construction and other contractual commitments in the amount of $26.2 million. Of such commitments, approximately $16.5 million is payable in the next 12 months.

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

Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations. However, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of October 30, 2021, we have $23.1 million in related commitments through 2027, of which $8.3 million is payable in the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors," and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "will," "seek," "foreseeable," the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on April 7, 2021, and in this Quarterly Report, as such risk factors have been updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov, such as the following:
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
•payment-related risks;
•the effectiveness of our marketing and advertising programs; and
•our substantial indebtedness.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended October 30, 2021 and our audited financial statements for the fiscal year ended January 30, 2021 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on the retail industry’s 4-5-4 calendar. The 4-5-4 calendar is a guide for retailers that ensures sales comparability between years by dividing the year into months based on a 4 weeks – 5 weeks – 4 weeks format. Every five to six years a week is added to the 4-5-4 fiscal calendar. Any reference in this Quarterly Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Any reference in this Quarterly Report to the "current quarter", "2021 third quarter" or similar reference refers to the thirteen week period ended October 30, 2021, and any reference in this Quarterly Report to the "prior year quarter", "2020 third quarter" or similar reference refers to the thirteen week period ended October 31, 2020. Any reference in this Quarterly Report to "current year-to-date", "year-to-date 2021" or similar reference represents the thirty-nine week period ended October 30, 2021, and any reference in this Quarterly Report to the "prior year-to-date", "year-to-date 2020" or similar reference refers to thirty-nine week period ended October 31, 2020. Unless otherwise specified, all comparisons regarding the current period of 2021 are made to the corresponding period of 2020.

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
We sell a range of sporting and outdoor recreation products, including sporting equipment, apparel, footwear, camping gear, patio furniture, outdoor cooking equipment, and hunting and fishing gear, among many others. Our strong merchandise assortment is anchored by our broad offering of year-round items, such as fitness equipment and apparel, work and casual wear, folding chairs, wagons and tents, training and running shoes, and coolers. We also carry a deep selection of seasonal items, such as sports equipment and apparel, seasonal wear and accessories, hunting and fishing equipment and apparel, patio furniture, trampolines, play sets, bicycles, and severe weather supplies. We provide locally relevant offerings, such as crawfish boilers in Louisiana, licensed apparel for area sports fans, baits and lures for area fishing spots, and beach towels in coastal markets. Our value-based assortment also includes exclusive products from our portfolio of 20 owned brands.
As of October 30, 2021, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, which includes our website at www.academy.com and our mobile app, newly introduced in the 2021 second quarter. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our curbside pickup and ship-to-store programs, which we launched in 2020.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Beginning stores	259	259
Q1 new stores	—	—
Q2 new stores	—	—
Q3 new stores	—	—
Closed	—	—
Ending stores	259	259

Relocated stores	1	—

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
Strategic Inventory Management. We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 3.55x to 3.84x in the twelve months ended October 31, 2020 and October 30, 2021, respectively. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis. During 2020 and through the 2021 first quarter, we experienced significant inventory reductions from high sell-through during the period. In the 2021 second and third quarters, we had increased inventory relative to the prior year. However, despite the improved inventory levels, we expect to continue to use cash throughout the rest of the current fiscal year to build toward our optimal inventory position, which we believe will continue to impact our net cash provided by operating activities during the remainder of 2021.
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
E-commerce. We expect that the expansion and enhancement of our omnichannel capabilities will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to e-commerce and drive increased online sales conversion. Our improved website and mobile app, which launched in the second quarter of 2021, also support our stores with digital marketing and our buy-online-pickup-in-store ("BOPIS") and ship-to-store programs. Our e-commerce platform also allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. In both the thirteen and thirty-nine weeks ended October 30, 2021, BOPIS accounted for approximately half of our e-commerce sales. Our e-commerce platform also serves as a medium for marketing and product education, allowing us to connect further with our customers. During the year-to-date 2021, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales.
We intend to continue working to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during 2020. It is, however, difficult to ascertain with precision what portion of our e-commerce sales increase was attributable to the COVID-19 pandemic as compared to such recent enhancements. During the year-to-date 2021, e-commerce penetration was 8.0% compared to 9.8% in the year-to-date 2020 and 3.8% in the year-to-date 2019. Our e-commerce sales declined 1.5% in the year-to-date 2021 relative to the prior year-to-date which we believe was primarily driven by a demand shift from e-commerce to in-store as more and more customers are becoming comfortable shopping in our stores and the easing of COVID-19 restrictions. However, our e-commerce sales increased 203.9% when compared to year-to-date 2019. We expect to continue to expand and enhance our omnichannel capabilities, including BOPIS, ship-from-store and ship-to-store, which will continue to require significant investments by us.
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
Sourcing and Supply Chain Management. For our business to be successful, our suppliers must provide us with quality products in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Trends affecting the supply chain include the impact of fluctuating prices of labor and raw materials on our suppliers, as well as the impact of the COVID-19 pandemic. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner can be challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. Changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations.

In recent months, we have seen increased competition across the industry for resources throughout the supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. These factors have negatively impacted transportation costs, as we continue to pay higher rates to maintain our inventory levels. To help mitigate these constraints and potential disruptions to our supply chain, we continue to work with our partners by ordering merchandise earlier, securing transportation capacity, and utilizing different ports of entry.
In addition, the announcement or imposition of any new or increased tariffs, duties or taxes as a result of trade or political tensions between the United States and other countries or otherwise could adversely affect our supply chain. In recent years, the Trump administration imposed multiple rounds of tariffs on exports from China, where we and many of our vendors source commodities. These tariffs continue to remain in effect. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors.
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
Impact of COVID-19 on Our Business
The outbreak of COVID-19, which has been declared a global pandemic by the World Health Organization, continues to affect our business, as well as our customers, team members and suppliers, and has resulted in federal, state and local governmental authority safety recommendations and requirements aimed at mitigating the spread of the virus, such as stay-at-home orders, prohibitions of large group gatherings, travel restrictions and closures of certain businesses, including in response to resurgence of COVID-19 cases. The scope and nature of these impacts continue to evolve on a daily basis.
In response to COVID-19 related recommendations and requirements, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a more frequent basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, requiring or suggesting that customers, team members and service providers wear face coverings, limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures, and temporary wage premiums and additional sick time for our active store and distribution center team members. To mitigate the cost of these measures, during the thirteen weeks ended May 2, 2020, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our ABL Facility (as defined below) in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. All three of our distribution centers remained open during 2020 and through year-to-date 2021, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.

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
During the year-to-date 2021, we experienced double digit comparable sales growth in all of our merchandise divisions. In-store traffic has increased recently and relative to the prior year. We believe the increase is attributable to the easing of COVID-19 restrictions and increased availability of vaccinations throughout our footprint, which has contributed to increased customer comfort with shopping in our stores. Additionally, we have seen recent demand increases from various factors, such as the U.S. government stimulus payments, enhanced unemployment benefits and the gradual return of team sports and in-person education.
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
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted. These developments include, among other things, a resurgence of the pandemic, including the possible emergence of new strains of COVID-19, the development, availability, uptake and effectiveness of vaccines and other treatments to mitigate the risk of COVID-19, actions by government authorities to contain the outbreak or treat its impact (including OSHA's ETS described in Part II, Item 1A "Risk Factors" of this Quarterly Report), and changes in consumer behavior resulting from the outbreak and such government actions. We continue to monitor the evolving situation. See the section of the Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."
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
Income Tax (Benefit) Expense. Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the financial statements included in this Quarterly Report) completed on October 1, 2020, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.

Results of Operations

Thirteen Weeks Ended October 30, 2021 Compared to Thirteen Weeks Ended October 31, 2020
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	October 30, 2021		October 31, 2020		Dollars	Percent
Net sales	$1,592,795	100.0%	$1,349,076	100.0%	$243,719	18.1%
Cost of goods sold	1,031,957	64.8%	908,565	67.3%	123,392	13.6%
Gross margin	560,838	35.2%	440,511	32.7%	120,327	27.3%
Selling, general and administrative expenses	344,725	21.6%	358,955	26.6%	(14,230)	(4.0)%
Operating income	216,113	13.6%	81,556	6.0%	134,557	165.0%
Interest expense, net	11,424	0.7%	22,399	1.7%	(10,975)	(49.0)%
Other (income) expense, net	(614)	0.0%	764	0.1%	(1,378)	NM
Income before income taxes	205,303	12.9%	58,393	4.3%	146,910	251.6%
Income tax (benefit) expense	43,998	2.8%	(1,193)	(0.1)%	45,191	NM
Net income	$161,305	10.1%	$59,586	4.4%	$101,719	170.7%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $243.7 million, or 18.1%, in the 2021 third quarter over the prior year third quarter due to an increase in comparable sales of 17.9% and strong sales performances across all of our merchandise divisions.
The 2021 third quarter comparable sales increase of 17.9% was driven by increased sales across all merchandise divisions and almost every product category. The increase in comparable sales was led by strong performances in outdoor and apparel. The outdoor merchandise division increase was primarily driven by strong sales in ammunition and camping products, partially offset by a decrease in the fishing category, which had a significant increase in the prior year due to the increased popularity of isolated recreation. The apparel division experienced strong sales across all product categories with the highest sales increases in licensed, athletic and outdoor and seasonal apparel. The footwear division increased due to strong sales across every category, especially in athletic, team sports and casual and youth. The sports and recreation merchandise division comparable sales also increased especially in team sports such as basketball, baseball and football, which were adversely impacted by the pandemic during the prior year.
E-commerce net sales increased $26.2 million, or 25.9%, in the 2021 third quarter compared to the prior year third quarter and represented 8.0% of merchandise sales for the 2021 third quarter compared to 7.5% for the prior year third quarter.
Gross Margin. Gross margin increased $120.3 million, or 27.3%, to $560.8 million in the 2021 third quarter from $440.5 million in the 2020 third quarter. As a percentage of net sales, gross margin increased 2.5% from 32.7% in the 2020 third quarter to 35.2% in the 2021 third quarter. The increase of 250 basis points in gross margin is primarily attributable to:
•219 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less promotional and clearance activity from the prior year;
•55 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory turnover rates; partially offset by
•46 basis points of unfavorability in import freight as a result of increased costs of ocean freight.

Selling, General and Administrative Expenses. SG&A expenses decreased $14.2 million to $344.7 million in the 2021 third quarter as compared to $359.0 million in the 2020 third quarter. As a percentage of net sales, SG&A expenses were down 5.0% to 21.6% in the 2021 third quarter compared to 26.6% in the 2020 third quarter. The decrease of 500 basis points in SG&A is primarily attributable to:
•286 basis point decrease in employee costs from leveraging costs on increased sales and higher prior year quarter costs driven by incremental expenses resulting from the expensing of certain share-based awards in connection with the completion of the IPO;
•104 basis point decrease in property and facility fees as a result of leveraging costs on increased sales; and
•89 basis point decrease related to a 2020 third quarter expense for the termination of our Monitoring Agreement, which occurred upon completion of the IPO.

Interest Expense. Interest expense decreased $11.0 million, or 49.0%, in the 2021 third quarter when compared with the 2020 third quarter, primarily as a result of a lower outstanding principal balance on the Term Loan (as defined below) in the current year compared to the prior year due to debt refinancing activities.

Other (Income), net. Other (income), net, increased to other income of $0.6 million in the 2021 third quarter when compared to other expense of $0.8 million in the 2020 third quarter. This increase was primarily driven by $1.3 million of expense in 2020 third quarter related to a portion of the underlying cash flows of swap notional principal amount which were no longer probable of occurring and resulted in immediate recognition of expense.

Income Tax (Benefit) Expense. Income tax (benefit) expense increased to an expense of $44.0 million in the 2021 third quarter as compared to a benefit of $1.2 million in the 2020 third quarter. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. ASO, Inc.’s effective tax rate for the 2021 third quarter was 21.4%. The effective tax rate was reduced by approximately 2.2% for the benefit of tax deductions related to the vesting or exercise of several equity compensation awards during the quarter.

Thirty-Nine Weeks Ended October 30, 2021 Compared to Thirty-Nine Weeks Ended October 31, 2020
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	October 30, 2021		October 31, 2020		Dollars	Percent
Net sales	$4,964,658	100.0%	$4,091,797	100.0%	$872,861	21.3%
Cost of goods sold	3,197,623	64.4%	2,856,840	69.8%	340,783	11.9%
Gross margin	1,767,035	35.6%	1,234,957	30.2%	532,078	43.1%
Selling, general and administrative expenses	1,057,290	21.3%	955,591	23.4%	101,699	10.6%
Operating income	709,745	14.3%	279,366	6.8%	430,379	154.1%
Interest expense, net	38,130	0.8%	70,487	1.7%	(32,357)	(45.9)%
(Gain) loss on early retirement of debt, net	2,239	0.0%	(7,831)	(0.2)%	10,070	NM
Other (income), net	(1,746)	0.0%	(857)	0.0%	(889)	103.7%
Income before income taxes	671,122	13.5%	217,567	5.3%	453,555	208.5%
Income tax expense	141,511	2.9%	325	0.0%	141,186	NM
Net income	$529,611	10.7%	$217,242	5.3%	$312,369	143.8%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $872.9 million, or 21.3%, for the year-to-date 2021 compared to year-to-date 2020 as a result of increase comparable sales of 21.2% and strong sales performances across all of our merchandise divisions.
The year-to-date comparable sales increase of 21.2% was driven by increased sales across all merchandise divisions and almost every product category. The increase in comparable sales was led by strong performances in apparel, footwear and sports and recreation. The apparel division experienced strong sales across all product categories with the highest sales increases in athletic and outdoor and seasonal. The footwear division increased due to strong sales across every category especially in athletic and casual. The sports and recreation merchandise division comparable sales increase was also driven by strong sales across every category, especially in team sports such as baseball, football, basketball and other sports and recreation activities, which were all adversely impacted by the pandemic during the year-to-date 2020. The outdoor merchandise division increase was led by an increase in the shooting sports category, driven by increased ammunition sales, and an increase in the camping category, partially offset by a decrease in the fishing category, which had a significant increase in the prior year due to the heightened popularity of isolated recreation.
E-commerce net sales decreased $6.1 million, or 1.5%, in the year-to-date 2021 compared to the year-to-date 2020 and represented 8.0% of merchandise sales for the current year-to-date compared to 9.8% for the prior year-to-date. We believe the decline in e-commerce was generated by a demand shift, especially evident in the first quarter of 2021 as compared to the first quarter of 2020, from e-commerce to in-store sales caused by the easing of COVID-19 restrictions, as well as a greater comfort level amongst our customers for visiting our stores in person.
Gross Margin. Gross margin increased $532.1 million, or 43.1%, to $1,767.0 million for the year-to-date 2021 from $1,235.0 million for the year-to-date 2020. As a percentage of net sales, gross margin increased 5.4% from 30.2% in the prior year-to-date to 35.6% in the current year-to-date. The increase of 540 basis points in gross margin is primarily attributable to:
•405 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less clearance and promotional activity from the prior year; and
•120 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory turnover rates.

Selling, General and Administrative Expenses. SG&A expenses increased $101.7 million, or 10.6%, to $1,057.3 million for the year-to-date 2021 from $955.6 million for the year-to-date 2020. As a percentage of net sales, SG&A expenses were down 2.1% to 21.3% in the current year-to-date compared to 23.4% in the prior year-to-date. The decrease of 210 basis points in SG&A is primarily attributable to:
•121 basis point decrease in property and facility fees as a result of leveraging costs on increased sales;
•70 basis point decrease in employee costs from leveraging costs on increased sales, partially offset by increased equity compensation expense resulting from a vesting event (the "2021 Vesting Event"; see Note 1 to the financial statements included in this Quarterly Report); and
•29 basis point decrease related to a 2020 third quarter expense for the termination of our Monitoring Agreement, which occurred upon completion of the IPO.

Interest Expense. Interest expense decreased $32.4 million, or 45.9%, for the year-to-date 2021 when compared to the year-to-date 2020, primarily as a result of a lower outstanding principal balance on the Term Loan in the current year compared to the prior year due to debt refinancing activities.

(Gain) Loss on Early Retirement of Debt, net. (Gain) loss on early retirement of debt, net decreased $10.1 million to a loss of $2.2 million in the year-to-date 2021 from a gain of $7.8 million in the year-to-date 2020. During the year-to-date 2021, we refinanced our Term Loan, which resulted in a loss on early retirement of debt of $2.2 million. During the year-to-date 2020, we repurchased $23.9 million in principal on the Term Loan, which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million.

Other (Income), net. Other income, net, increased $0.9 million in the year-to-date 2021 when compared to the year-to-date 2020, primarily driven by a $1.3 million of expense in the year-to-date 2020 related to a portion of the underlying cash flows of swap notional principal amount which were no longer probable of occurring and resulted in immediate recognition of expense.

Income Tax Expense. Income tax expense increased $141.2 million to $141.5 million for the year-to-date 2021 as compared to $0.3 million for the year-to-date 2020. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates. ASO, Inc.’s effective tax rate for the year-to-date 2021 was 21.1%. The effective tax rate was reduced by approximately 3.4% for the benefit of tax deductions related to the vesting or exercise of several equity compensation awards during the year-to-date 2021.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, payroll taxes associated with the 2021 Vesting Event and other adjustments, less the tax effect of these adjustments. We define Pro Forma Adjusted Net Income as Adjusted Net Income less the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation. We define basic Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Pro Forma Adjusted Earnings per Share as Pro Forma Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments reconciling net income (loss) to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$161,305	$59,586	$529,611	$217,242
Interest expense, net	11,424	22,399	38,130	70,487
Income tax expense	43,998	(1,193)	141,511	325
Depreciation and amortization	26,459	25,567	77,767	79,718
Consulting fees (a)	—	102	—	194
Private equity sponsor monitoring fee (b)	—	12,953	—	14,793
Equity compensation (c)	2,921	23,359	36,126	27,049
(Gain) loss on early retirement of debt, net	—	—	2,239	(7,831)
Severance and executive transition costs (d)	—	—	—	4,137
Costs related to the COVID-19 pandemic (e)	—	—	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	—	—	15,418	—
Other (g)	595	2,965	1,309	4,894
Adjusted EBITDA	$246,702	$145,738	$842,111	$428,640
Less: Depreciation and amortization	(26,459)	(25,567)	(77,767)	(79,718)
Adjusted EBIT	$220,243	$120,171	$764,344	$348,922

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event (see Note 1 to the financial statements included in this Quarterly Report), timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the thirty-nine weeks ended October 31, 2020, as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$161,305	$59,586	$529,611	$217,242
Consulting fees (a)	—	102	—	194
Private equity sponsor monitoring fee (b)	—	12,953	—	14,793
Equity compensation (c)	2,921	23,359	36,126	27,049
(Gain) loss on early retirement of debt, net	—	—	2,239	(7,831)
Severance and executive transition costs (d)	—	—	—	4,137
Costs related to the COVID-19 pandemic (e)	—	—	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	—	—	15,418	—
Other (g)	595	2,965	1,309	4,894
Tax effects of these adjustments (h)	(686)	(71)	(13,487)	(109)
Adjusted Net Income	164,135	98,894	571,216	278,001
Estimated tax effect of change to C-Corporation status (i)	—	(25,147)	—	(69,410)
Pro Forma Adjusted Net Income	$164,135	$73,747	$571,216	$208,591

Pro Forma Adjusted Earnings per Share
Basic	$1.80	$0.96	$6.21	$2.82
Diluted	$1.75	$0.91	$5.98	$2.70
Weighted average common shares outstanding:
Basic	91,140	76,771	91,951	73,908
Diluted	93,844	80,714	95,504	77,171

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement. See Note 12 to the financial statements included in this Quarterly Report.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the thirty-nine weeks ended October 31, 2020, as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchase earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

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

(h)
For the thirteen and thirty-nine weeks ended October 30, 2021, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at the estimated effective tax rate for the fiscal year ended January 31, 2022. For thirteen and thirty-nine weeks ended October 31, 2020, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.

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

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$109,389	$83,597	$515,063	$857,218
Net cash used in investing activities	(24,944)	60	(58,711)	(13,790)
Adjusted Free Cash Flow	$84,445	$83,657	$456,352	$843,428

Liquidity and Capital Resources

Sources and Uses of Liquidity
Historically, our principal sources of cash have included:
•cash generated from operating activities;
•issuances of the debt securities, including the Notes; and
•borrowings under our Term Loan and ABL Facility.

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
On October 30, 2021, our cash and cash equivalents totaled $401.3 million.
During 2020, we focused on navigating the challenges presented by COVID-19 through the preservation of our long-term liquidity and management of cash flow through preemptive actions to enhance our ability to meet our short-term liquidity needs. We took various cost cutting measures to maximize operational cash flows (see "Impact of COVID-19 on Our Business" in the MD&A). Such actions included, but were not limited to, reduction of discretionary spending, deferring or cancelling our planned expenses, revisiting and reprioritizing our strategic investments, and reducing our payroll costs, including temporary team member furloughs, workforce reductions and pay cuts.
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
On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts (see "IPO Over-Allotment Exercise" in Note 1 to the financial statements included in this Quarterly Report), which included $0.3 million paid to KCM, for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with our IPO. The option has expired with respect to the remaining shares.
On November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan facility (the "2020 Term Loan" and, together with the 2015 Term Loan (as defined in the notes to the financial statements included in the Annual Report), the "Term Loan"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility" and, together with the 2015 ABL Facility (as defined in the notes to the financial statements included in the Annual Report), the "ABL Facility"). We used the net proceeds from the Notes and the net proceeds from the 2020 Term Loan, together with cash on hand, to repay in full the 2015 Term Loan, in the amount of $1,431.4 million (see Note 4 to the financial statements included in the Annual Report).
On May 10, 2021, the Company completed a repurchase and simultaneous retirement of 3,229,974 shares from the May 2021 Underwriters for cash consideration of $30.96 per share, resulting in a payment of approximately $100.0 million to the May 2021 Underwriters (see "May 2021 Secondary Offering and Stock Repurchase" in Note 1 to the financial statements included in this Quarterly Report). The May 2021 Secondary Offering reduced KKR's ownership interest in the Company and resulted in the 2021 Vesting Event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards, and performance-based awards which had previously met their performance targets, vested, and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation.
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
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

On September 17, 2021 the Company completed a repurchase and simultaneous retirement of 4,500,000 shares from the September 2021 Underwriters for cash consideration of approximately $43.52 per share, resulting in a payment of approximately $195.8 million to the September 2021 Underwriters (see "September 2021 Secondary Offering and Stock Repurchase" in Note 1 to the financial statements included in this Quarterly Report). Additionally, during October 2021, the Company completed several open market share repurchases totaling 1,222,892 shares, which were simultaneously retired, for cash consideration of approximately $40.87 per share (see "Equity" in Note 9 to the financial statements included in this Quarterly Report).
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
Liquidity information related to the ABL facility is as follows for the periods shown (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Average funds drawn	$—	$168,864
Number of days with outstanding balance	—	99
Maximum daily amount outstanding	$—	$500,000
Minimum available borrowing capacity	$780,945	$161,089

Liquidity information related to the ABL facility (amounts in thousands) as of:

	October 30, 2021	January 30, 2021	October 31, 2020
Outstanding borrowings	$—	$—	$—
Issued letters of credit	$17,828	$20,112	$21,112
Available borrowing capacity	$982,172	$718,763	$844,712

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

Cash Flows for the Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$515,063	$857,218
Net cash used in investing activities	(58,711)	(13,790)
Net cash used in financing activities	(432,659)	(123,088)
Net increase in cash and cash equivalents	$23,693	$720,340

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2021 decreased $342.2 million, compared to the year-to-date 2020. This decrease in cash was attributable to:
•$718.9 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$312.4 million increase in net income; and
•$64.4 million net increase in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$352.7 million decrease in cash flows from merchandise inventories, net related to an increase in inventory receipts during the thirty-nine weeks ended October 30, 2021 coupled with a prior year reduction of inventory from higher inventory turnover and supply chain constraints resulting from the COVID-19 pandemic; and
•$310.9 million decrease in cash flows from accounts payable related to the prior year extension of vendor payment terms intended to help mitigate the impact of COVID-19 on our business.

The increase from non-cash charges was primarily caused by:
•$60.7 million increase in deferred income taxes as a result of ASO, Inc. becoming subject to U.S. federal income taxes after the Reorganization Transactions in October 2020.

Investing Activities. Cash used in investing activities increased $44.9 million in the current year-to-date compared to the same period last year. The increase in cash used in investing activities is primarily due to:
•$36.7 million higher capital expenditures on updates in the stores and distribution centers, various digital projects, and other improvements coupled with the strategic reduction of capital expenditures in the prior year in response to the COVID-19 pandemic; and
•$8.1 million decrease from cash proceeds for repayment of notes receivable from one NAHC member which occurred during the year-to-date 2020.

Financing Activities. Cash used in financing activities increased $309.6 million in the year-to-date 2021, compared to the same period last year. The primary drivers of the increase were:
•$345.8 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock in the current year;
•$184.9 million increase in cash used related to net proceeds from the issuance of common stock during the third quarter of 2020, net of offering costs;
•$71.8 million increase in cash outflows related to higher current year-to-date principal repurchases of our Term Loan; partially offset by
•$257.0 million decrease in cash used from a distribution to NAHC's members in the prior year; and
•$41.3 million decrease in cash used from net proceeds from the exercise of stock options in the current year.

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
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and the possibility of additional unforeseen effects from the COVID-19 pandemic, these estimates remain challenging, and actual results could differ materially from our estimates. More information on all of our significant accounting policies can be found in Note 2, "Summary of Significant Critical Accounting Policies and Estimates" to our audited consolidated financial statements included in the Annual Report and the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report.

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

Off-Balance Sheet Arrangements
As of October 30, 2021, our off-balance sheet contractual obligations and commercial commitments relate to future minimum guaranteed contractual payments and letters of credit. There have been no other material changes in our off-balance sheet arrangements as discussed in the section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" or our audited financial statements for the fiscal year ended January 30, 2021 included in the "Off-Balance Sheet Arrangements" section of the Annual Report.

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments primarily relate to our debt facilities and senior secured notes, operating leases for stores, distribution centers, and office buildings, technology related commitments, and sponsorship and intellectual property agreements. Other than fluctuations from transactions in the ordinary course of business, there were no material changes during the quarter ended October 30, 2021 to the contractual obligations and commercial commitments disclosed in "Contractual Obligations and Commercial Commitments" in the sections of the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations. However, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors discussed in the section of the Annual Report entitled "Risk Factors", as updated by the section entitled "Risk Factors" in each of our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in the MD&A in this Quarterly Report and in the Risk Factors section of the Annual Report, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks. Except as set forth below and as reported in our Quarterly Report on Form 10-Q for the quarter ended May 1, 2021 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, there have been no material changes to the risk factors discussed in the section of the Annual Report entitled "Risk Factors".
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

Additionally, on November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard on Vaccination and Testing (the “ETS”) regarding workplace safety relating to COVID-19, which generally requires employers with more than 100 employees, like Academy, to mandate either regular testing and face covering-wearing or COVID-19 vaccinations for unvaccinated employees beginning on January 4, 2022. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit issued an order staying enforcement and implementation of the ETS pending further judicial review. Since then, the various federal circuit courts lawsuits challenging the ETS have been consolidated in Multi-District Litigation and the U.S. Court of Appeals for the Sixth Circuit was chosen on November 16, 2021 to consider the merits of the cases and decide whether to dissolve or uphold the Fifth Circuit’s injunction. The case remains under review by the Sixth Circuit. Meanwhile, OSHA said that, while it is confident in its authority to protect workers in emergencies, it has suspended activities related to the implementation and enforcement of the ETS pending future developments in the litigation. If the ETS is enforced, we may experience adverse impacts on our workforce, across all functional areas, at our stores and distribution centers in particular, and the workforce of our vendors to the extent that any of these workers are unavailable to work because they either fail the weekly testing requirement or fail to vaccinate in compliance with the ETS, which could require us to adapt our operations. We may also experience increased expenses relating to any ETS-required support pay we must make in compliance with the ETS to employees who need time to get vaccinated and recover from vaccination during work hours. The requirements of the ETS and the potential adverse impact on our workforce, and that of our vendors, could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
August 1, 2021 to August 28, 2021	—	$—	—	$—
August 29, 2021 to October 2, 2021	4,500,000	$43.52	4,500,000	$304,162,813
October 3, 2021 to October 30, 2021	1,222,892	$40.87	1,222,892	$254,187,272
Total	5,722,892	$42.95	5,722,892	$254,187,272
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards.
(b) On September 2, 2021, our Board of Directors authorized a share repurchase program under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024.

The Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.01*	Form of 2021 RSU Executive Retention Award Agreement
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 10, 2021 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)