Form 10-K
period 2022-01-29
Academy Sports & Outdoors, Inc.
filed 2022-03-29
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 29, 2022
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

(281) 646-5200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASO	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes ☑ No ☐
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
Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq Stock Market LLC on July 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.7 billion.

As of March 22, 2022, Academy Sports and Outdoors, Inc. had 87,145,316 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definite proxy statement for its 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the registrant's fiscal year end.

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
•the impact of COVID-19 on our business and the communities we serve;
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
•our dependence on our ability to meet our labor needs;
•our ability to retain key personnel;
•the geographic concentration of our stores;
•fluctuations in merchandise (including raw materials) costs and availability;
•payment-related risks;
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses;
•the effectiveness of our marketing and advertising programs;

Legal and Regulatory Risks
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
•new and increased costs, risks, and additional regulations and requirements as a result of becoming a public company;
•our ability to have effective internal controls;

Risks Related to Our Indebtedness
•our level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•our ability to incur substantially more debt;
•restrictions on our current and future operations imposed by the terms of our indebtedness;
•our variable rate indebtedness subjects us to interest rate risk;
•our ability to borrow under the ABL Facility (as defined below);
•our level of indebtedness may hinder our ability to negotiate favorable terms with our vendors;

Risks Related to the Ownership of Our Common Stock
•you may be diluted by any future issuances of shares by us;
•our stock price is volatile or may decline;
•our ability to raise capital in the future may be limited;
•lack of or negative coverage by securities analysts;
•our ability to pay dividends on our common stock;
•anti-takeover provisions in our organizational documents could delay or prevent a change of control;
•our board of directors is authorized to issue and designate shares of preferred stock without stockholder approval; and
•our exclusive forum provision.

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

We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to “2019,” “2020,” and “2021” relate to our fiscal years ended February 1, 2020, January 30, 2021, and January 29, 2022, respectively, unless the context requires otherwise.

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

PART I

Item 1. Business
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 29, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" section of this Annual Report.
All statements in this Annual Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Who We Are
Academy Sports + Outdoors is one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Originally founded in 1938 as a family business in Texas, we now operate 259 stores across 16 contiguous states. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 32%, 27%, 22% and 19% of our 2021 net sales, respectively) through both leading national brands and a portfolio of 20 owned brands, which go well beyond traditional sporting goods and apparel offerings.

We believe the following attributes differentiate us from our competitors:
•Value-based assortment that enables our customers to participate and have fun, no matter their budget.
•Broad assortment that extends beyond sporting goods and apparel to outdoor recreation and is localized for individual stores.
•Emerging, growing and profitable omnichannel strategy that leverages our buy-online-pickup-in-store program ("BOPIS") and shipping fulfillment capabilities.
•Strong customer loyalty, with opportunities to increase penetration in existing markets.
•Regional focus in the southern United States with a growing presence in some of the fastest-growing Metropolitan Statistical Areas (or "MSAs").
•Core customers comprising active families that we support with one-stop shop convenience.
•Significant whitespace opportunity for new stores for both in-fill and adjacent geographies and new markets.

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

Our access to national brand and owned brand merchandise creates a comprehensive portfolio of value-based and diversified products, spanning various price-points, that differentiates our assortment from our peers. Our category, brand and price-point mix is unique to Academy and difficult to replicate at other retailers. Approximately 80% of our 2021 merchandise sales was comprised of national brand products, with the remainder coming from exclusive products in our portfolio of 20 owned brands. We have minimal product overlap with direct-to-consumer brands and competitors. No single brand we carry accounted for more than 11% of our 2021 sales.

We endeavor to offer products for customers of all ages, incomes and aspirations across sporting and outdoor recreation activities, seasons and experience levels. As such, we have a balanced, year-round business and a large customer base. Our average customer visits our stores anywhere from two to three times per year.

Strategic Priorities

We made tremendous progress against our 2021 key business priorities. For omnichannel, we implemented improved search capabilities, increased check-out speed, added more payment options and launched a new mobile app. To enhance our customer shopping experience, we focused on better service, better looking stores, and better products. We continued to enhance our merchandise planning and allocation capabilities to increase our inventory efficiency and optimize our markdown strategy to increase sales and expand gross margin. In addition, we have taken measures to protect and strengthen our supply chain.

In 2022, we are continuing our efforts to be the best sports and outdoors retailer in the country. We expect to do this by executing on these key priorities:
•Creating a consistent and meaningful omnichannel business that delivers a true omnichannel experience for the customer;
•Providing a great customer experience across all of our points of contact that drives loyalty and long-term growth;
•Growing our store base to strengthen existing markets and enter new ones successfully;
•And we expect to foster our continued growth by:
◦Strengthening the efficiency and effectiveness of our supply chain;
◦Developing and retaining an industry leading retail team; and
◦Maintaining and scaling our IT capabilities.

Our Industry
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

Merchandising

Our merchandise consists of national brand products that we purchase and license from various vendors, owned brand products that we brand with our internal brands and exclusive license products that we purchase and license from vendors and carry exclusively. We have long-standing relationships with many of our suppliers and have partnered with them to grow our business over time. In 2021, we purchased merchandise from approximately 1,200 vendors. For 2021, 2020 and 2019 no vendor represented more than 11%, 12%, and 14% of our total purchases, respectively.

We have premium access to hundreds of well-recognized national brands, such as Nike, Under Armour, adidas, Winchester, Brooks, Crocs, Wilson, Spaulding, Yeti, the North Face, and Columbia Sportswear, which are critical to our market penetration. These and some of our other national brands rely on us to broaden their consumer reach, which fosters a mutually beneficial relationship when it comes to pricing and assortment. We play a critical role in delivering customer volume for these brands, especially as mall-based retailers face further headwinds and our industry consolidates. Our national brand assortment spans across each brand’s price spectrum beyond those of our competitors and we expand below the national brand price spectrum by complementing the assortment with our owned brands. As such, we receive favorable product exclusivity from leading suppliers.

Our owned brand portfolio consists of 20 brands, including Magellan Outdoors, BCG, Academy Sports + Outdoors, Outdoor Gourmet and Freely. Our owned brand strategy focuses on in-filling categories and price points that our national brand products may not satisfy. Our owned brand offerings support and complement our overall merchandising strategy due to limited price-point overlap with national brands. Additionally, our owned brands generate strong brand equity and drive significant customer loyalty. Approximately 57% of our customers purchased an owned brand from us in 2021.

As of January 29, 2022, we generally organized our merchandise in four divisions made up of sixteen categories as follows:

Division	Category (1)	Primary product types (1)

Outdoors	Camping	Coolers and drinkware, camping accessories, camping equipment, sunglasses, backpacks and sports bags
	Fishing	Marine equipment and fishing rods, reels, baits and equipment
	Shooting sports	Firearms, ammunition, archery and archery equipment, camouflage apparel, waders, shooting accessories, optics, airguns and hunting equipment

Sports and Recreation	Fitness	Fitness equipment, fitness accessories and nutrition supplies
	Team sports	Team and specialty sports equipment, including baseball, football, basketball, soccer, golf, racket sports, and volleyball
	Recreation	Patio furniture, outdoor cooking, wheeled goods (bicycles, skateboards and other ride-on toys), trampolines, play sets, watersports and pet equipment
	Front end	Electronics, watches, and front-end (consumables, batteries, etc.)

Apparel	Outdoor and seasonal apparel	Outdoor apparel, seasonal apparel, denim, work apparel, graphic t-shirts and accessories
	Youth apparel	Boys and girls outdoor and athletic apparel
	Athletic apparel	Sporting apparel and apparel for fitness
	Licensed apparel	Professional and collegiate team licensed apparel and accessories

Footwear	Casual and seasonal footwear	Casual shoes, slippers, seasonal footwear and socks
	Work footwear	Work and western boots, shoes and hunting footwear
	Youth footwear	Boys and girls athletic footwear
	Athletic footwear	Running shoes, athletic lifestyle and training shoes
	Team sports footwear	Team and specialty sports footwear and slides
(1) Certain products and categories were reclassified amongst categories and divisions, respectively, during 2021 as compared to prior years in order to better align with our current merchandising strategy and view of the business. Changes in management's merchandise strategy and viewpoints could result in future reclassifications.

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Merchandise sales (1)
Outdoors	$2,174,650	$1,968,514	$1,455,080
Sports and recreation	1,463,172	1,256,357	974,125
Apparel	1,810,345	1,390,519	1,358,906
Footwear	1,290,197	1,044,502	1,021,603
Total merchandise sales (2)	6,738,364	5,659,892	4,809,714
Other sales (3)	34,764	29,341	20,183
Net sales	$6,773,128	$5,689,233	$4,829,897
(1) Certain products and categories were re-categorized amongst various categories and divisions, respectively, during 2021 as compared to prior years in order to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2020 and 2019 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2 to the accompanying consolidated financial statements).
(2) E-commerce sales consist of 9.3%, 10.4% and 5.1% of merchandise sales for 2021, 2020 and 2019, respectively.
(3) Other sales consists primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.

Stores

Our stores, all of which are based in the U.S., are designed to provide our customers with an easy-in, easy-out shopping experience. The interior of most of our stores are built around a central “racetrack” aisle that allows customers to efficiently navigate our selling floor. Additionally, our stores generally have consistent store layouts providing our customers familiarity across our entire store base. We seek to offer our customers strong merchandise assortment and a localized customer experience, which is facilitated by various types of merchandise fixtures and our large selling floor. Our central “racetrack” aisle and adjacent end-cap merchandising space allows us to adjust our inventory presentations throughout our various selling seasons.

Our stores average approximately 70,000 gross square feet, of which approximately 85% is dedicated to selling space. Our store locations are typically positioned adjacent to major highways or thoroughfares, allowing customers to easily locate our stores. We seek to position our stores in areas with certain population densities, demographics and other characteristics to maximize sales. These markets consist of metropolitan, suburban and smaller cities. Additionally, our stores are typically placed in retail centers adjacent to co-tenants who drive significant traffic, with no store tethered to crowded mall spaces. We seek to lease all of our stores in long-term lease agreements with third-party landlords, which typically range from 15 to 20 years. Other than stores that we may temporarily own, and for which we are in the process of executing sale-leaseback transactions, we do not own our retail locations.

We are active members of the communities in which we operate. We have a strong and growing presence in some of the fastest-growing MSAs in the United States, including Austin, Raleigh, Orlando, Houston, San Antonio, Dallas and Charlotte. Our long-time customers have grown up with the Academy brand over time and pass their passion for us on to the next generation, enabling us to benefit from strong customer loyalty and shopping frequency in our embedded regional markets.

As of January 29, 2022, the number of stores that we operated, exclusively in the U.S., by state was as follows:

State	Number of Stores
Texas	106
Louisiana	18
Georgia	18
Alabama	15
North Carolina	15
Tennessee	13
Oklahoma	13
Florida	12
Missouri	10
South Carolina	9
Arkansas	8
Mississippi	8
Kansas	6
Kentucky	5
Indiana	2
Illinois	1
259

We have significant growth opportunities in both our core markets and outside our footprint. We believe our real estate strategy has positioned us well for further expansion, and our track record has demonstrated that we can open and operate stores profitably. We believe there is significant near-term opportunity for expansion with stores in in-fill markets, where we already have an established presence, and in adjacent markets, markets nearby to current locations which are not fully represented. We expect to open at least eight stores in 2022.

Marketing

Our marketing strategy is designed to reinforce our broad selection of merchandise and value prices. We rely on various media to communicate with our customers including printed advertisements, television and radio commercials and digital marketing campaigns, among others. Our print advertisements are primarily comprised of newspaper and direct mail circulars. These print advertisements consist of a broad assortment of merchandise tailored to the season of the distribution. Our television and radio advertisements are typically themed to represent the current selling season and often feature certain merchandise related to that selling season. Our digital engagement includes communicating with our customers through paid search results, various social media platforms and email.

We often create events at our stores to drive customer traffic. These events include large grand opening celebrations to commemorate new store openings that offer various activities, food and games and often feature local celebrities. We also create championship events when professional or collegiate sports teams in our markets win league titles. At these events we extend our store hours and offer certain commemorative merchandise. We are active members in the communities we serve and sponsor over 3,000 local sports teams and enter into sponsorship agreements with local professional sports teams, associations, events, networks, players and collegiate programs.

We utilize data obtained from our customer relationship management, or CRM, tools, which enable us to create effective customer-targeting strategies. Our current CRM programs focus on welcoming our first-time customers, thanking our big spenders, reactivating our lapsed customers and cross-selling our category customers (including our hunting, sports equipment and recreation categories). We also utilize customer demographic data that we capture to know when our customers buy from us and what items they purchase. With over 40 million customers in our database, there is ample opportunity to increase our communication directly with our customers via one-on-one marketing.

In addition to our CRM tools, our Academy Credit Card program also provides data to track our customers’ purchases across all channels, giving us the ability to better serve and target those customers.

Distribution Centers

We operate three distribution centers in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee. The distribution centers receive and store products from vendors and use sophisticated sorting and logistical equipment to fill the product needs of the retail store locations they serve, as well as to fulfill e-commerce orders. Our distribution centers are leased under long-term agreements. Third-party trucking companies are used to disburse inventory from the distribution centers to and from our stores. These distribution centers are strategically located throughout our footprint to efficiently serve our retail locations, and have an ability to service up to an average of 110 locations each.

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

Our Team Members
Our mission is to provide “Fun for All” and a critical component to our success is our people. As of January 29, 2022, we employed approximately 22,000 team members in the U.S. and 11 team members in Hong Kong. Of those team members, approximately 50% were full-time and 50% were part-time. Our employment levels fluctuate over the course of the year mainly due to the seasonality of our business. None of our team members are covered by collective bargaining agreements. The Company believes that it has a good working relationship with its team members.

Culture and Core Values. We strive to provide rewarding careers, benefits, and a workplace culture where team members are empowered to be their authentic self—drawing on their unique perspectives, passions, skills, interests, and experiences in their day-to-day jobs. Our core values establish a strong foundation for our culture and represent the key expectations we have of our team members. These include the following:
•Customer focus and service
•Excellence in all we do
•Responsible leadership
•Initiative with urgency
•Students of the business
•Integrity always
•Positive impact on our communities

Diversity, Inclusion and Belonging. At Academy, we believe the diversity of our team members, customers, and all others with whom we interact enhances the quality of our work environment and our customers’ shopping experience. Academy encourages team members to work together and to value the strengths each team member brings to the team. Our strategy begins with attracting, recruiting, developing, and retaining team members with backgrounds that are representative of our diverse communities because it makes our company and communities stronger. We require all team members to complete unintentional bias training to help eliminate biases from recruiting, hiring, promotions, job assignments and opportunities, evaluations, compensation, and customer service.

In 2020, we established our Diversity, Inclusion and Belonging Committee, and they led the organization in the creation of the following formal Diversity, Inclusion and Belonging Statement to further demonstrate our commitment:

At Academy Sports + Outdoors, we promote a culture of diversity, inclusion and belonging, which should be reflected in the actions and behavior of our team members. Diversity is inviting all players to join the team. Inclusion and belonging are when everyone gets to play the game. Every player is key, and we are only successful when everyone has an equal opportunity to play and win.

Talent Management. The best way to serve our customers is to invest in top talent, be open to innovation, and have the vision to succeed. We are focused on creating a winning team by recruiting and retaining great people, promoting teamwork, and fostering an enjoyable and rewarding work environment. We also strive to provide all team members with opportunities for personal growth, cross functional training, job opportunities and career advancement. We offer a mix of instructor-led, online, and blended courses in several key areas, including Career Development and Leadership Development. Our wide variety of courses ranges from job specific (i.e., functional) to broad based leadership training to safety, security, ethics, and compliance training. We also engage in regular and ongoing feedback, annual performance reviews and annual talent calibration conversations. Succession planning is conducted on an annual basis to identify suitable internal candidates for key positions within the Company.

Compensation and Benefits. We offer a competitive compensation and benefits package. Our benefits package is designed to allow team members the ability to pick and choose which benefits are the best for their and their family’s health and well-being. Depending on the team member’s employment and work status, they may be eligible for: medical, dental, and vision insurance; participation in the Company’s 401(k) Plan with a six percent dollar for dollar match up to the IRS deferral limit; participation in the Company’s Employee Stock Purchase Plan which provides a 15 percent discount on the lower of the stock price at the beginning or the end of the each offering period; paid time off and paid vacations; tuition reimbursement programs; professional license/certification reimbursement; medical, family, and bereavement leave; additional voluntary short/long term, life, legal, pet, and accident insurance; paid maternity and parental leave; and a 20 percent team member discount on most all of our merchandise, to name a few. We also provide, in all our distribution centers and our Katy corporate office, subsidized meals for all team members. Specific to our Katy corporate office, we engage our team members through the opportunity to participate in intramural sport teams, 5K fun walk/run events, subsidized membership in the company gym and exercise classes (this is also open to our Katy distribution team members); “food truck Fridays”; onsite car wash; and a company holiday party and other team member appreciation events. In 2021, we paid over nine million dollars in thank you and retention bonuses to our hourly team members to reward them for their effort and support during a unique and challenging year.
Workplace, Health and Safety. The health and safety of our customers, team members, and communities is our top priority. We strive to ensure that a safe and hygienic working environment is provided and that occupational health and safety practices which prevent accidents and injury are promoted. Throughout our stores, distribution centers, and corporate headquarters, we employ policies, procedures, and training to promote safe and healthy work environments.

Our team member handbook outlines safety expectations, but we also empower our team members with knowledge and skills from various safety training courses during the onboarding process and on an ongoing basis through our learning engagement system with topics such as incident reporting, behavior-based safety, evacuation, active shooter response, hazardous materials, ergonomics, heat safety, electrical safety, industrial truck and pallet jack safety, confined space entry and parking lot and garage safety. We continue to focus on developing and driving our safety-first culture through awareness, training, and actions to reduce the frequency and severity of safety incidents.

During 2021, we continued our COVID-19 safety precautions based on Centers for Disease Control guidelines, including requiring all team members in stores, distribution centers, and the corporate office to socially distance; wear face coverings if they were not fully vaccinated or at-risk except when alone, eating or drinking; maintain proper hygiene; stay home if they did not feel well or test positive for COVID-19; and promptly notify their leader if they received a positive COVID-19 test result or developed symptoms of COVID-19. We also encouraged all team members to obtain a COVID-19 vaccination and booster and facilitated several free onsite vaccination events to offer team members a convenient way to get vaccinated. We have taken many additional actions in our stores based on the needs, risks, and regulations present in each community and facility, including cleaning stores professionally on a regular basis, equipping stores with hand sanitizer stations and signage illustrating how to socially distance within the store, limiting the number of customers admitted at one time, monitoring and sanitizing fitting rooms and sampled clothing, installing protective shields at cash registers and other countertops, and providing a cash incentive to our hourly population to get vaccinated. We have also provided free masks and hand sanitizer and may take team members’ temperatures when they report to work. We have taken similar actions to mitigate the spread of COVID-19 in our distribution centers and corporate office. We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our customers, team members, and communities.

Information about our Executive Officers

Below is a list of our executive officers, their respective ages as of January 29, 2022 and a brief account of the business experience of each of them.

Name	Age	Position
Ken C. Hicks	69	Chairman, President and Chief Executive Officer
Michael P. Mullican	46	Executive Vice President and Chief Financial Officer
Steven P. Lawrence	54	Executive Vice President and Chief Merchandising Officer
Samuel J. Johnson	55	Executive Vice President, Retail Operations
Sherry Harriman	52	Senior Vice President, Logistics and Supply Chain
Jamey Traywick Rutherford	48	Senior Vice President, Omnichannel
Manish Maini	48	Senior Vice President, Chief Information Officer
William S. Ennis	52	Senior Vice President, Chief Human Resources Officer
Rene G. Casares	46	Senior Vice President, General Counsel and Secretary

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

Intellectual Property

Our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our owned brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous, Game Winner, Outdoor Gourmet and Freely, and our designs, names, slogans, images and trade dress associated with these brands, are valuable assets that are critical to our success.

We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company.

Governmental Regulations

We operate in a complex regulatory and legal environment that exposes us to regulatory, compliance and litigation risks that could materially affect our operations and financial results. Specifically, we are subject to regulation by numerous federal, state and local regulatory agencies and authorities, including the U.S. Consumer Product Safety Commission, Equal Employment Opportunity Commission, Department of Labor, Occupational Safety and Health Administration, Department of Justice, Department of Treasury, Federal Trade Commission, Customs and Border Protection, Bureau of Alcohol, Tobacco, Firearms and Explosives, SEC, Internal Revenue Service, or IRS, and Environmental Protection Agency and comparable state and local agencies.

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

We sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2021. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In the future, there may be increased federal, state or local regulation and enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability.

For additional information, see the risk factors herein in "Item 1A. Risk Factors" under the sub-caption "Legal and Regulatory Risks".

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report, you should consider the following risk factors before investing in our securities. Risks in this section are grouped in the following categories: (1) Risks Related to Our Business and Industry; (2) Legal and Regulatory Risks; (3) Risks Related to Our Indebtedness; and (4) Risks Related to the Ownership of Our Common Stock. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

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
The general conditions that affect U.S. consumer discretionary spending in our markets include:
•health of the economy;
•consumer confidence in the economy;
•financial market volatility;
•wages, jobs and unemployment trends;
•public health pandemics (including the coronavirus ("COVID-19") pandemic) and their effect on our customers, team members, vendors/suppliers and other stakeholders;
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
Our comparable sales, net sales per square foot, customer traffic or average value per transaction may be adversely affected if, for example, our customers reduce their purchases with us due to inflation, job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, higher taxes, reduced access to credit, falling home prices and lower consumer confidence. A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness. A prolonged period of depressed consumer spending could have a material adverse effect on our business.
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
•weak economic conditions, recession, inflation or other factors, such as global or local pandemics;
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
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. For example, the popularity of much of the licensed apparel we offer is dependent on the performance of certain sporting teams throughout the course of the applicable sports seasons. If we overestimate or underestimate the projected success of a certain sports team, we may have to take significant mark-downs of our licensed apparel for that sports team or we may miss the opportunity to sell additional licensed apparel or other products with that sports team’s logo. The success of sporting teams is highly uncertain and difficult to predict. In addition, macro factors, such as the ongoing COVID-19 pandemic, may significantly affect whether or not certain sports leagues are able to host their games in their usual seasons, and if they are, whether or not spectators can attend. Our licensed apparel is significantly more popular when spectators are able to attend the games of the sports teams featured on such apparel. If we are not successful in managing our inventory balances, our results of operations may be negatively affected.

The impact of COVID-19 has, and may continue to, impact our business and financial results.
The ongoing COVID-19 pandemic and measures taken in response have negatively impacted the global and U.S. economies, disrupted consumer spending and global supply chains, and created significant volatility and disruption of labor and financial markets.

In response to the pandemic, various governmental authorities and we have from time to time imposed, and may further impose, numerous requirements and restrictions on the operations of our facilities that are intended to protect the health and safety of our team members, consumers and communities, including temporary full or partial closures of our stores, distribution centers and corporate headquarters, restrictions on our goods and services eligible for sale, restrictions on the ability of customers and team members to reach our stores and other facilities and the neighboring businesses upon which we rely to drive traffic to our stores, and the closures of schools and businesses that our team members may rely upon for childcare while they work. Additionally, vaccine mandates or such other measures that may be announced in jurisdictions in which our business operates could result in disruptions to our current and potential future workforce and may result in increased attrition, as well as increased costs in connection with retaining our workforce. The situation also has necessitated the imposition of significant new safety measures to which we must adhere to safely serve our customers while also providing for the safety of our team members and suppliers, including limitations on the number of customers and team members allowed in our stores at any given time, shorter operating hours, and increased distancing, face covering, cleaning and sanitization protocols. Each of these measures has substantially increased our operating costs, including, but not limited to, costs incurred to implement the operational changes described above and certain payments to or other costs relating to team members who are not working during the pandemic. These limitations, requirements and decreases, which are unprecedented, unexpected, ongoing and indefinite, have adversely impacted our business and results and are expected to continue to do so for the duration of the pandemic. In addition, despite any precautions, consumer or team member fears about becoming ill with the disease may continue, which will adversely affect traffic to our stores or supply of labor. Any significant reduction in consumer willingness to visit stores, levels of consumer spending at our stores or team member willingness to staff our facilities, or the further temporary closure of our facilities, relating to the pandemic or its impact on the economy, consumer sentiment or health concerns, could result in a loss of sales and profits and other material adverse effects.

Our information technology systems and cyber-security could also be adversely affected due to any significant increase in remote working of our corporate team members due to any quarantines or future closing of our corporate headquarters and in online orders due to a significant increase in online transactions.

The operations of our stores, distribution centers, and corporate headquarters could be further restricted, if we deem it necessary or if recommended or mandated by authorities and these measures could have an adverse impact on our sales and profits.

As a result of the ongoing COVID-19 pandemic, we may have fewer resources to operate our business and we could also see deterioration in macroeconomic factors that typically affect us. We may also see further disruptions or delays in shipments and negative impacts to pricing of certain components of our products. The ongoing COVID-19 pandemic has already impacted the suppliers of products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured and in some cases due to extreme demand for certain popular or necessary goods or raw materials.

A significant amount of our merchandise is produced in China, and the ongoing COVID-19 pandemic in China has resulted in significant governmental measures being implemented in China to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of team members in many regions of the country. These measures in China have resulted in, and may result in further, disruptions to our supply chain, including the temporary closure of third-party manufacturer facilities, interruptions in labor and/or product supply, or restrictions on the export or shipment of our products. As a result, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations remain curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. The duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

Moreover, during the pandemic we have observed an increase in the popularity of isolated recreation, outdoor and leisure activity products, which has benefited our business and financial results. However, we are unable to predict how long this increased popularity will last or how significant it will be. To the extent the popularity of isolated recreation, outdoor and leisure activity products declines, our sales could be adversely impacted.

The extent to which the ongoing COVID-19 pandemic impacts our results, financial position and liquidity will depend on future developments, including whether there are additional periods of increases or spikes in the number of COVID-19 cases, further mutations or related strains of the virus (or even the threat or perception that this could occur), within the markets in which we operate and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain. Additionally, the direct and indirect effects of the ongoing COVID-19 pandemic may give rise to risks that are currently unknown or have the effect of heightening many of the other risks set forth in these "Item 1A. Risk Factors" in this Annual Report.

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
The market for sporting and outdoor recreation goods is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies, some of which have substantially greater market presence, name recognition and financial, marketing and other resources than us. We compete directly or indirectly with the following categories of companies:
•mass general merchants;
•large format sporting goods stores;
•traditional sporting goods stores;
•specialty outdoor retailers;
•specialty footwear retailers; and
•catalogue and internet retailers.
Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion. Traditional competitors have become increasingly promotional and, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. Increased competition in markets in which we have stores or the adoption by competitors of innovative store formats, aggressive pricing, promotion or delivery strategies and retail sale methods, such as the Internet, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as the popularity and use of Internet sites and free merchandise shipping continue to increase, our business faces increased competition from various domestic and international sources, including our suppliers. Additionally, the ability of consumers to compare prices on a real-

time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive prices vis-à-vis our competitors. We may require significant capital in the future to sustain or grow our business, including our store and e-commerce activities, due to increased competition, and there is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.

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
General trade tensions between the United States and China began escalating in 2018, with the Trump administration ultimately imposing multiple rounds of tariffs on imports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to sales and/or gross margin. Additionally, these tariffs have resulted in and could result in further retaliatory tariff actions by China and could ultimately result in further tariffs on merchandise that we, and many of our vendors, import from China. These tariffs have had an adverse effect on our business, financial condition and results of operations. In response, we have sought alternative suppliers or vendors, raised prices, and made changes to our operations. The continuation of this situation could have further adverse effects on our sales and profitability, results of operations and financial condition. As of our report date, no significant modifications have been enacted relative to the escalated tariffs which impact our business.

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
We depend on approximately 1,200 suppliers to supply us in a timely and efficient manner with the merchandise we sell. Our significant dependence on these suppliers exposes us to various risks that could have a material adverse effect on our business and results of operations. In 2021, purchases from our largest vendor represented approximately 11% of our total inventory purchases. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. If there is a disruption in supply from a principal supplier (which can occur for various reasons in or out of the control of these suppliers, including as a result of public health emergencies, such as the ongoing COVID-19 pandemic, and measures taken by the Chinese government or other governments in response to such events), we may experience merchandise out-of-stocks, delivery delays or increased delivery costs, or otherwise be unable to obtain the same merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all, which could materially affect our results of operations and our customers’ confidence in us. For example, during fiscal 2021 we observed increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. These factors negatively impacted transportation costs, and required us to pay higher rates to maintain our inventory levels, and we expect such supply chain challenges to continue at least in the near term. Additionally, changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. The formation and/or strengthening of business partnerships between our suppliers and our competitors could directly alter the available supply of merchandise we desire to sell, which could have a material adverse effect on the level of customers purchasing merchandise from us and, thus, our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations.

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
There also can be no assurance that we will be able to continue our expansion plans successfully or continue to manage our growth effectively, or that our new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of our existing stores. Our continued growth also depends in large part, upon our ability to open new stores in a timely manner and to operate them profitably. In 2020 and 2021, in response to the then-current retail environment, we temporarily stopped new store openings, before announcing a planned resumption in 2022. A slower than expected pace of new store openings may negatively impact our net sales growth and operating income. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operation. We may not be able to advertise cost-effectively in new or large markets in which we have less store density, which could slow sales growth at such stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our new stores or maintain adequate warehousing and distribution capability to support our new stores at acceptable costs. Thus, our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

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
We operate three distribution centers located in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee, to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution centers. As a result of damage to, or prolonged interruption of, operations or inventory at any of these facilities, or with respect to third-party transportation providers, due to a work stoppage, labor shortage, operations significantly below historical efficiency levels, supply chain disruption, inclement weather or natural or man-made disasters (including events that may be caused or exacerbated by climate change), system failures, slowdowns or strikes, acts of terror or other unforeseen events in the areas or regions of these facilities could impair our ability to adequately stock our stores, process returns of products to vendors and ship product to our e-commerce customers, thereby adversely affecting our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to reopen or replace these distribution centers.
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
•consumer confidence in the economy;
•unseasonal or extreme weather conditions, natural or man-made disasters or public health emergencies (such as snow storms, hurricanes, tornadoes, floods, pandemics, and civil disturbances);
•catastrophic or tragic events (such as tragedies involving firearms);
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
Unforeseen events, including public health emergencies, such as pandemics, natural disasters, such as earthquakes, hurricanes, tornadoes, snow or ice storms, floods and heavy rains, and man-made disasters, such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores. Global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Socio-political factors, such as foreign wars, civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our supply chain or store base, may also result in decreased discretionary spending, property damage and/or business interruption losses. For example, we may face losses related to the civil unrest in the United States, such as the civil unrest that occurred in late May 2020 in response to reported incidents of police violence. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business, resupply or staff our stores, distribution centers or corporate headquarters or fulfill our e-commerce orders, especially during peak shopping seasons, and through lost sales and any precautions that we may take may not be adequate to mitigate the impact of such events. As these events occur in the future, if they should impact areas in which we have our corporate headquarters, a distribution centers or a concentration of retail stores or vendor sources, such events could have a material adverse effect on our business, financial condition and results of operations.

Our business is significantly dependent on our ability to meet our labor needs.

The success of our business depends significantly on our ability to hire and retain quality team members, including store managers, Enthusiasts and other store team members, distribution center team members and corporate directors, managers and other personnel. We plan to expand our team member base to manage our anticipated growth. Competition for non-entry-level personnel, particularly for team members with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store team members are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the ongoing COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, including concerns around the ongoing COVID-19 and other factors, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the ongoing COVID-19 pandemic, vaccine mandates that may be announced in jurisdictions in which our businesses operate, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.
Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has proposed rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain store-level team members capable of providing a high level of customer service, skilled distribution center team members or other qualified personnel, our business could be materially adversely affected.

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
Additionally, on November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard on Vaccination and Testing (the “ETS”) regarding workplace safety relating to COVID-19, generally requiring employers with more than 100 employees, like Academy, to mandate either regular testing and face covering-wearing or COVID-19 vaccinations for unvaccinated employees beginning on January 4, 2022. Shortly thereafter, enforcement of the ETS was stayed by the federal courts, and on January 13, 2022, the Supreme Court of the United States upheld the stay pending the final disposition of litigation. Effective January 26, 2022, OSHA withdrew the ETS, but retained it as a proposal for a permanent rule. If a rule substantially similar to the ETS is ultimately enforced, we may experience adverse impacts on our workforce, across all functional areas, at our stores and distribution centers in particular, and the workforce of our vendors to the extent that any of these workers are unavailable to work because they either fail the weekly testing requirement or fail to vaccinate in compliance with the rule, which could require us to adapt our operations. We may also experience increased expenses relating to any support pay we must make in compliance with such a rule to employees who need time to get vaccinated and recover from vaccination during work hours. The requirements of such a rule and the potential adverse impact on our workforce, and that of our vendors, could have a material adverse effect on our financial position, results of operations or cash flows.

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

We rely upon various means of transportation, including ships and trucks, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon numerous factors affecting transportation, including the price of fuel and the availability of trucks and ships. The price of fuel and demand for transportation services has fluctuated significantly over the last few years, and has resulted in increased costs for us and our vendors. Additionally, during fiscal 2021, we observed increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. These factors negatively impacted transportation costs, and required us to pay higher rates to maintain our inventory levels, and we expect such supply chain challenges to continue at least in the near term. In addition, changes in regulations may result in higher fuel costs through taxation, transportation restrictions or other means. Fluctuations in transportation costs and availability could adversely affect our results of operations.
Labor shortages in the transportation industry have and are expected to continue to negatively affect transportation costs and our ability to supply our stores in a timely manner. In particular, our business is highly dependent on the shipping and trucking industry to deliver products to our distribution centers and our stores. Our results of operations may be adversely affected if we, or our vendors, are unable to secure adequate transportation resources at competitive prices to fulfill our delivery schedules to our distribution centers or our stores.
Difficulties in moving products manufactured overseas and through the ports of North America, whether due to port congestion, government shutdowns, labor disputes, product regulations and/or inspections or other factors, including man-made or natural disasters and public health emergencies, could negatively affect our business.

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

Legal and Regulatory Risks

We are subject to costs and risks associated with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products and other matters, and the substance or enforcement of such laws may change or become more stringent.
We operate in a complex regulatory and legal environment that exposes us to regulatory, compliance and litigation risks that could materially affect our operations and financial results. We are subject to regulation by numerous federal, state and local regulatory agencies and authorities, including the U.S. Consumer Product Safety Commission, Equal Employment Opportunity Commission, Department of Labor, Occupational Safety and Health Administration, Department of Justice (DOJ), Department of Treasury, Federal Trade Commission, Customs and Border Protection, Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF), SEC, Internal Revenue Service, or IRS, and Environmental Protection Agency and comparable state and local agencies.
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
We sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2021. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the DOJ announced a new policy to underscore zero tolerance for willful violations of the law by federally licensed firearms dealers that put public safety at risk. In the future, there may be increased federal, state or local regulation or enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations.
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
We believe that our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our owned brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, Freely and Outdoor Gourmet, and our goodwill, designs, names, slogans, images and trade dress associated with these brands, are valuable assets, essential to our success and our competitive position due to their name recognition with customers. The unauthorized use or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. In addition, any infringement or other intellectual property claim made by or against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, cause us to discontinue affected products, distract key resources from our core business or require us to enter into royalty or licensing agreements. As a result, any such claim made by or against us or our failure to protect our intellectual property could have an adverse effect on our results of operations.

We are subject to costs and risks associated with the requirements of being a public company, and our management is required to devote substantial time to compliance, adding complexity to running our business.
As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements and costs of recruiting and retaining non-executive directors. We also incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and costs in connection with continued listing on Nasdaq, ESG and investor relations. The obligations, expenses, and risks incurred by public companies generally for reporting and ESG purposes have been increasing. Our efforts to comply with public company rules, regulations, and expectations increase our legal and financial compliance costs and to make some activities more time-consuming and/or costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements and expectations, diverting the attention of management away from revenue-producing activities. These rules, regulations, and expectations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price, and any failure to maintain financial controls could result in our financial statements becoming unreliable.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting each annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is also required to issue an attestation report on the effectiveness of our internal controls in each annual report on Form 10-K.
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

Risks Related to Our Indebtedness

Our level of indebtedness requires that we dedicate a portion of our cash flows to debt service payments and reduces the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect our operating performance, growth, profitability and financial condition, which in turn could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
As of January 29, 2022, we had approximately $297.8 million outstanding under the Term Loan and $400.0 million outstanding under the Notes, all of which is secured. As of January 29, 2022, we had no borrowings outstanding under the ABL Facility (as defined in Note 4 of the accompanying consolidated financial statements), an available borrowing capacity under the ABL Facility of approximately $874.8 million (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $21.4 million, $17.8 million of which were issued under the ABL Facility.
Our overall level of indebtedness requires that we dedicate a portion of our cash flows to debt service payments. The Term Loan (as defined in Note 4 of the accompanying consolidated financial statements) requires quarterly principal and cash interest payments through September 30, 2027. The ABL Facility matures on November 6, 2025, subject to a springing maturity clause which is triggered 91 days before the November 6, 2027 maturity of the Term Loan should it not be paid off or extended at least 91 days beyond the November 6, 2025 maturity date of the ABL Facility. The Notes (as defined in Note 4 of the accompanying consolidated financial statements) require semi-annual payments of interest (in arrears) and matures on November 15, 2027.
Our indebtedness reduces the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations and limits our ability to:
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

Despite our level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.
Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of January 29, 2022, we had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $874.8 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan by up to the greater of (x) $480.0 million and (y) 100% of the Consolidated EBITDA (as defined in the Term Loan), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

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

Our level of indebtedness may hinder our ability to negotiate favorable terms with our landlords, vendors and suppliers, which could negatively impact our operating performance and, thus, could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.
Our new store profitability is partially attributable to our ability to negotiate attractive rental rates with our landlords and to secure sale-leaseback financing at attractive cap rates. Our level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable rental rates for our new store locations or expiring existing store leases or secure sale-leaseback financing. This could negatively impact the profitability of new and existing stores and potentially limit the number of viable new store locations or replacement store locations for expiring store leases.
Our successful retail strategy is partially attributable to our ability to negotiate favorable trade terms with our vendors. Our level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable trade terms from our current or future merchandise vendors, including pricing, payment, delivery, inventory, transportation, defective and marketing allowances and other terms, and may increase our need to support merchandise purchases with letters of credit. We may also be unable to negotiate favorable trade terms for our current or future service and non-merchandise vendors, including vendors that assist us in critical aspects of the business such as real estate, transportation and logistics, customs, hazardous material and firearm compliance, warehousing and storage, insurance and risk management, procurement, marketing and advertising, store and online operations and information technology. This could negatively impact the profitability of our business and our ability to effectively compete against other retailers. Thus, our level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.

Risks Related to the Ownership of Our Common Stock

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 213 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under our New Academy Holding Company, LLC 2011 Unit Incentive Plan, or 2011 Equity Plan, our 2020 Omnibus Incentive Plan, or 2020 Equity Plan, and our new 2020 Employee Stock Purchase Plan, or ESPP. See “Executive Compensation—Equity Compensation Plans.” Any common stock that we issue, including under our 2011 Equity Plan, 2020 Equity Plan, ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock in this offering. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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
•changes in governmental fiscal policy or interest rate regulation;
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

•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, epidemics, pandemics, natural disasters, acts of terrorism, civil unrest, wars (including the invasion of Ukraine by Russia and its regional and global ramifications) or responses to these events.
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

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay future dividends on our common stock.

We have announced our intention to pay cash dividends on our common stock, subject to our compliance with applicable law. In addition, any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock or as to the amount of any such dividends. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy.

Additionally, our operations are conducted through our wholly owned subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings of, and the receipt of funds from, our subsidiaries via dividends or intercompany loans. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We are headquartered at 1800 North Mason Road, Katy, Texas, 77449. The following table sets forth the location, use and size of our corporate and distribution center facilities as of January 29, 2022:

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
(3) 15 year lease entered in 2012.
(4) 20 year lease entered in 2007. Five year extension to original term entered in 2020.
(5) 20 year lease entered in 2012. Five year lease extension to original term entered in 2020.
(6) 20 year lease entered in 2016. Three year lease extension to original term entered in 2020.
(7) Two year lease entered in 2020. Three year lease extension to original term entered in 2022.

We lease all of our stores. Our initial store lease terms are typically 15 to 20 years with various renewal options and lease escalation structures. We believe that all of our leases are entered into at then-prevailing market lease rates. As of January 29, 2022, our total leased store square footage was approximately 18.3 million square feet.

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

Included in the matters discussed above are nine lawsuits filed against us between December 2017 and November 2019 in Texas state judicial courts located in Bexar County, Texas, by 79 plaintiffs on behalf of certain victims of a November 2017 shooting in Sutherland Springs, Texas. These cases, which present substantially similar issues of law and fact, relate to the April 2016 sale by one of our stores of a firearm and magazine that were alleged to have been used in the Sutherland Springs incident. The plaintiffs seek monetary relief ranging from $1 million to over $150 million and, in some cases, injunctive relief to prohibit us from selling certain firearms in Texas to residents of states where such a sale would violate their home state’s applicable firearm laws. The Supreme Court of Texas heard oral arguments relating to our motions for summary judgment to dismiss certain of the cases in October 2020 (the “Texas Supreme Court Cases”), with the remainder of these cases stayed pending the Supreme Court of Texas’ decision. On June 25, 2021, the Supreme Court of Texas issued an opinion directing the trial court to grant our motion for summary judgment and held that the Texas Supreme Court Cases are statutorily barred and we are protected from continued participation in the Texas Supreme Court cases. Given the Supreme Court of Texas’s opinion and the substantial similarity of all these cases, we expect that any remaining claims and/or cases not included in the Texas Supreme Court Cases should also be dismissed by the trial court. However, the ultimate outcome of those claims and/or cases cannot be determined at this time.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Academy's common stock began trading on the Nasdaq Stock Market LLC, or Nasdaq, under the symbol "ASO" on October 2, 2020. Prior to that date, there was no public market for our common stock.

Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq US Benchmark Retail Index and the Russell 3000 Index commencing October 2, 2020 (the Company’s initial day of trading) through January 28, 2022. All values assume a $100 initial investment at the opening price of the Company’s common stock on the Nasdaq and data for the Nasdaq US Benchmark Retail Index and the Russell 3000 Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/2/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/28/2022
ASO, Inc.
Nasdaq US Benchmark Retail Index
Russell 3000 Index

Issuer Purchases of Equity Securities
The following table summarizes the repurchases and cancellations of our common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 31, 2021 to November 27, 2021	—	$—	—	$—
November 28, 2021 to January 1, 2022	906,256	$40.73	906,256	$217,290,407
January 2, 2022 to January 29, 2022	707,674	$40.49	707,674	$188,648,157
Total	1,613,930	$40.63	1,613,930	$188,648,157
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock units.
(b) On September 2, 2021, our Board of Directors authorized a share repurchase program under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024 (the "Share Repurchase Program").

The Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

Holders

As of March 22, 2022, there were 22 holders of record of ASO, Inc.'s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividends

On March 3, 2022, the Company issued a press release announcing that the Board of Directors (the “Board”) approved the initiation of a quarterly cash dividend and declared a cash dividend with respect to the quarter ended January 29, 2022 of $0.075 per share of common stock, $0.01 par value per share, of the Company (the “Dividend”). The Dividend is payable on April 14, 2022, to stockholders of record as of the close of business on March 17, 2022. The Company intends to announce quarterly cash dividends, the declaration, timing, amount, and payment of which will be subject to the discretion and approval of the Board, taking into account such considerations as the Board may deem relevant at the time, including, among others, the Company’s results, financial condition and capital allocation plans.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 29, 2022 (this "Annual Report").
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
Any reference in this Annual Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Unless otherwise specified, all comparisons or changes regarding 2021 are made to 2020.
All statements in this Annual Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

All references in this discussion and analysis to "2021", "2020" and "2019" or like terms relate to our fiscal years as follows:

Fiscal Year	Ended	Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52
2019	February 1, 2020	52

Overview
We are one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 32%, 27%, 22% and 19% of our 2021 net sales, respectively) through both leading national brands and a portfolio of 20 owned brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of January 29, 2022, we operated 259 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, which includes our website at www.academy.com and our mobile app, newly introduced in the 2021 second quarter. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our curbside pickup and ship-to-store programs, which we launched in 2020.

The following table summarizes store activity for the periods indicated:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Beginning stores	259	259	253
Q1 new stores	—	—	1
Q2 new stores	—	—	2
Q3 new stores	—	—	5
Q4 new stores	—	—	—
Closed	—	—	(2)
Ending stores	259	259	259

Relocated stores	1	—	—

How We Assess the Performance of Our Business and Recent Trends
Our management considers a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and evaluate projections. These metrics include operational measures and non-GAAP metrics supplemental to our GAAP results.
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website or mobile app are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through BOPIS. For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store. Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than 13 months. We have seen a significant comparable store sales increase in recent years from (0.7%) in 2019 to 16.1% and 18.9% in 2020 and 2021, respectively. See the discussion on Net Sales below for some contributing factors to these increases.
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Pro Forma Adjusted Net Income, Pro Forma Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation. See "Non-GAAP Financial Measures" below.
Components of Our Results of Operations. Our profitability is primarily influenced by fluctuations in net sales, gross margin and our ability to leverage selling, general and administrative expenses.

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
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to avoid markdowns and clearance which negatively impact sales and gross margin. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores, increasing our average inventory turns from 2.84x in 2019 to 3.89x in 2020 and 2021. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis.
We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products brought on by customer demand during the COVID-19 pandemic will continue and will result in a long-term increase to our customer base. Additionally, we have benefited from recent shifting of customer spend towards in-home health and wellness and dedicating more time to memory-making experiences.
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
We expect that the expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years and will be a key driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, especially in light of changing consumer preferences as a result of the COVID-19 pandemic, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the substantial increase in e-commerce sales during 2020. During 2021, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including support of our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider and we expect to open at least eight new stores in 2022. Most of our stores achieve profitability within the first twelve months of opening a store. We believe our real estate strategy has positioned us well for further expansion.
Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of payroll and benefits, distribution center occupancy costs and freight and are generally variable in nature relative to our sales volume.
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

For the past several quarters, we have seen increased competition across the industry for resources throughout the supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have begun to experience a period of decreased supply and high inflationary costs. These factors have negatively impacted transportation and inventory costs, as we continue to pay higher rates to maintain our inventory levels. To help mitigate these constraints and potential disruptions to our supply chain, we continue to work with our partners by ordering merchandise earlier, securing transportation capacity, and utilizing different ports of entry. General trade tensions between the United States and China began escalating in 2018 with the Trump Administration ultimately imposing multiple rounds of tariffs on exports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on owned brand products we directly source from China, as well as national brand products from China that we source through our vendors. In certain cases these factors have resulted in higher inventory costs and higher sales prices and/or lower margins, thus resulting in a negative impact to net sales and/or gross margin.
During early 2020, due to changing demand as a result of the initial stages of the COVID-19 pandemic, customer preferences rapidly changed throughout certain categories (see below, “Impact of COVID-19 on Our Business”) and initially sales increased in categories such as fitness equipment, camping gear and hunting. These items generally have a lower margin than some of our other categories such as apparel. A demand shift in our sales mix in which we sell more units of our lower margin products can negatively impact our overall gross margin as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. As sales increase at a higher rate than our SG&A, this results in sales leverage and a higher sales flow through to net income, which we have experienced in recent years with SG&A expenses as a percentage of sales declining from 25.9% to 23.1% to 21.3% in 2019, 2020 and 2021, respectively. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying consolidated financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In November of 2020, we refinanced our debt resulting in an approximate $630 million reduction in our overall debt outstanding. Subsequently, in May of 2021 we entered into an amendment to our Term Loan which reduced the applicable margin on our LIBOR rate by 1.25% and paid down $99 million (see Note 4 to the accompanying consolidated financial statements). These actions have resulted in interest expense reductions in 2020 and 2021.
Income Tax Expense (Benefit). Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the accompanying consolidated financial statements) completed on October 1, 2020, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.
Impact of COVID-19 on Our Business
The COVID-19 pandemic continues to affect our business, as well as our customers, team members and suppliers, and has resulted in federal, state and local governmental authority safety recommendations and requirements aimed at mitigating the spread of the virus, such as stay-at-home orders, prohibitions of large group gatherings, travel restrictions and closures of certain businesses, including in response to resurgence of COVID-19 cases. The scope and nature of these impacts continue to evolve.
In response to COVID-19 related recommendations and requirements, and in order to serve our customers while also providing for the safety of our customers, team members and service providers, we have taken many actions, including cleaning each store professionally on a more frequent basis, equipping each store with hand sanitizer stations and signage illustrating how to socially distance within the store, requiring or suggesting that customers, team members and service providers wear face coverings, at certain times limiting the number of customers admitted at one time, and having protective shields installed at cash registers and other countertops. We have incurred increased costs related to the implementation of these measures as well as additional sick time for our active store and distribution center team members.

Towards the beginning of the pandemic during the thirteen weeks ended May 2, 2020, to mitigate the cost of these measures, we temporarily furloughed a significant number of corporate, store and distribution center team members and enforced temporary pay cuts for executives and remaining active team members as well as other strategic actions to significantly reduce operating expenses during the period. We also drew down $500 million on our ABL Facility in March 2020 as a precautionary measure to ensure financial flexibility and maximize liquidity. All three of our distribution centers remained open during 2020 and through 2021, all of our 259 stores have been fully operational since May 20, 2020, and our corporate office has been fully open since June 8, 2020. We continue to monitor the evolving situation and expect to continue to adapt our operations to address federal, state, and local requirements as well as to implement standards or processes that we determine to be in the best interest of our team members, customers, and communities.
The impact of the pandemic and actions taken in response to it had varying effects on our results of operations, as further discussed below, and our business has been especially unpredictable. However, as an essential retailer, we have been able to serve our customers as their needs evolved during the pandemic. Early in the pandemic, we saw the acceleration of sales in specific categories, such as outdoor cooking, camping, shooting sports and hunting. Later in the 2020 first quarter, customers realized they needed to find ways to entertain their families and stay fit while schools and gyms closed, so they turned to us for isolated recreation, outdoor and leisure activities that we support, and as a result, we saw increased sales of weights, yoga mats, treadmills, indoor bicycles, fishing, hunting and camping gear, backyard and driveway games, trampolines, patio seating and grills. We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products will continue for the duration of the pandemic and will result in a long-term increase to our customer base. At the same time, during 2020 we experienced decreased sales of certain of our offerings, primarily for apparel and footwear, and had to occasionally cancel certain of our purchase orders for these products. Despite the initial challenges in 2020 with sales declines in our footwear and apparel merchandise divisions, these categories ultimately experienced positive comparable sales growth for 2020. The outdoors and sports and recreation divisions had consistent positive store sales growth throughout 2020 and ultimately experienced significant positive comparable sales growth in 2020.
During 2020, we believe that our consumers felt more comfortable visiting our stores relative to other retailers due to our big-box stores and curbside pick-up availability for online orders, making it easier to socially distance, and that we are not in, or tethered to, malls, as customers seek to avoid crowded spaces. We also saw a significant increase during 2020 of customers purchasing our products through omnichannel platforms, specifically as customers increasingly take advantage of our curbside pick-up service, which we launched during the 2020 first quarter and ship-to-store, which launched in the 2020 third quarter, which gives our customers more options on how to shop Academy.
During 2021, we experienced double digit comparable sales growth in all of our merchandise divisions. In-store traffic has increased recently and relative to the prior year. We believe the in-store traffic increase is attributable to the easing of COVID-19 restrictions and increased availability of vaccinations throughout our footprint, which has contributed to increased customer comfort with shopping in our stores. Additionally, we have seen recent demand increases from various factors, such as the U.S. government stimulus payments, enhanced unemployment benefits and the gradual return of team sports and in-person education.
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, including whether there are additional periods of increases or spikes in the number of COVID-19 cases, further mutations or related strains of the virus (or even the threat or perception that this could occur), within the markets in which we operate and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain. We continue to monitor the evolving situation. See the section of this Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."

Results of Operations
A discussion regarding Results of Operations and Analysis of Financial Condition for the fiscal year ended January 30, 2021, as compared to the fiscal year ended February 1, 2020, is included in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

2021 (52 weeks) Compared to 2020 (52 weeks)

The following table sets forth amounts and information derived from our consolidated statements of income for the periods indicated as follows (dollar amounts in thousands):

	Fiscal Year Ended				Change
	January 29, 2022		January 30, 2021		Dollars	Percent
Net sales	$6,773,128	100.0%	$5,689,233	100.0%	$1,083,895	19.1%
Cost of goods sold	4,422,033	65.3%	3,955,188	69.5%	466,845	11.8%
Gross margin	2,351,095	34.7%	1,734,045	30.5%	617,050	35.6%
Selling, general and administrative expenses	1,443,148	21.3%	1,313,647	23.1%	129,501	9.9%
Operating income	907,947	13.4%	420,398	7.4%	487,549	116.0%
Interest expense, net	48,989	0.7%	86,514	1.5%	(37,525)	(43.4)%
(Gain) loss on early retirement of debt, net	2,239	0.0%	(3,582)	(0.1)%	5,821	NM
Other (income), net	(2,821)	(0.0)%	(1,654)	0.0%	(1,167)	70.6%
Income before income taxes	859,540	12.7%	339,120	6.0%	520,420	153.5%
Income tax expense	188,159	2.8%	30,356	0.5%	157,803	519.8%
Net income	$671,381	9.9%	$308,764	5.4%	$362,617	117.4%
* Percentages in table may not sum properly due to rounding.
**NM - Not meaningful

Net Sales. Net sales increased $1,083.9 million, or 19.1%, in 2021 over the prior year as a result of increased comparable sales of 18.9% and strong sales performances across all of our merchandise divisions. The increase in sales, which included no new stores, was driven by an increase in both transactions and average ticket.
The 18.9% increase in comparable sales was a result of increased sales across all merchandise divisions and almost every product category, which was led by strong performances in the apparel and footwear merchandise divisions. The apparel merchandise division experienced strong sales across all product categories, with the highest sales increases in outdoor and seasonal apparel and athletic apparel. The footwear merchandise division also increased due to higher sales across every category, especially in athletic footwear and casual and seasonal footwear. The sports and recreation merchandise division comparable sales increase was led by increased sales in team sports such as baseball, football, basketball and other sports and recreation activities, which were all adversely impacted by the pandemic during 2020. The outdoor merchandise division increase was attributable to an increase in the shooting sports category, driven by increased ammunition sales and an increase in the camping category, partially offset by a decrease in the fishing category, which had a significant increase in the prior year due to the heightened popularity of isolated recreation.

E-commerce sales increased $36.7 million, or 6.2%, in 2021 when compared to the prior year and represented 9.3% and 10.4% of merchandise sales for 2021 and 2020, respectively. We believe the decline in e-commerce penetration was generated by a change in customer shopping preferences, especially evident in the first quarter of 2021 as compared to the first quarter of 2020, from e-commerce to in-store sales caused by the easing of the COVID-19 restrictions, as well as a greater comfort level amongst our customers for visiting our stores in person.

Gross Margin. Gross margin for 2021 increased $617.1 million, or 35.6%, when compared to 2020. Our gross margin, as a percentage of net sales, was 34.7% in 2021 compared to 30.5% in 2020, an increase of 420 basis points. This increase is primarily due to:

•357 basis points of favorability in merchandise margins due to a shift in higher margin goods driving the increased sales, higher average unit retails, and less promotional activity from the prior year;
•92 basis points of favorability in inventory overhead expenditures as a result of lower expense absorption rates from higher inventory flow through on increased sales; partially offset by
•89 basis points of unfavorability in import freight as a result of increased costs of ocean freight.

Selling, General and Administrative Expenses. SG&A expenses increased $129.5 million, or 9.9%, to $1,443.1 million in 2021 from $1,313.6 million in 2020. As a percentage of net sales, SG&A expenses were down 1.8% to 21.3% in 2021 compared to 23.1% in 2020. The decrease of 180 basis points in SG&A is primarily attributable to:
•100 basis point decrease in property and facility fees as a result of leveraging costs on increased sales;
•70 basis point decrease in employee costs from leveraging costs on increased sales, partially offset by increased wages in our stores and distribution centers and increased payroll tax expense resulting from the 2021 Vesting Event (see Note 1 to the accompanying consolidated financial statements); and
•21 basis point decrease related to a 2020 third quarter expense for the termination of our Monitoring Agreement (see Note 13 to the accompanying consolidated financial statements), which occurred upon the completion of our IPO.
(Gain) loss on early retirement of debt, net. (Gain) loss on early retirement of debt, net decreased $5.8 million to a loss of $2.2 million from a gain of $3.6 million in 2020. During the 2021 second quarter, we refinanced our Term Loan, which resulted in a loss on early retirement of debt of $2.2 million. During the second quarter of 2020, we repurchased $23.9 million in principal on the Term Loan, which was trading at a discount, in open market transactions for $16.0 million and recognized a net gain of $7.8 million. Additionally, during the fourth quarter of 2020, the Refinancing Transactions (see Note 4 to the accompanying consolidated financial statements) resulted in a loss on early retirement of debt of $4.2 million.

Interest Expense. Interest expense decreased $37.5 million, or 43.4%, to $49.0 million in 2021 from $86.5 million in 2020 resulting primarily from a lower outstanding balance on our long-term debt as a result of the Refinancing Transactions and principal repurchases during the current year.

Other (Income), net. Other income increased $1.2 million in 2021 when compared with 2020 caused by a portion of the underlying cash flows related to $100.0 million of swap notional principal amount which were no longer probable of occurring due to the Refinancing Transactions and resulted in the immediate recognition of $1.3 million of expense in 2020.

Income Tax Expense. Income tax expense increased $157.8 million to $188.2 million in 2021 as compared to $30.4 million in 2020. As a result of the Reorganization Transactions, which occurred on October 1, 2020, ASO, Inc. became subject to U.S. federal income taxes and is being taxed at the prevailing corporate rates.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income (loss) to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$671,381	$308,764	$120,043
Interest expense, net	48,989	86,514	101,307
Income tax expense	188,159	30,356	2,817
Depreciation and amortization	105,274	105,481	117,254
Consulting fees (a)	—	285	3,601
Private equity sponsor monitoring fee (b)	—	14,793	3,636
Equity compensation (c)	39,264	31,617	7,881
(Gain) loss on early retirement of debt, net	2,239	(3,582)	(42,265)
Severance and executive transition costs (d)	—	6,571	1,429
Costs related to the COVID-19 pandemic (e)	—	17,632	—
Payroll taxes associated with the 2021 Vesting Event (f)	15,418	—	—
Other (g)	3,118	8,592	7,111
Adjusted EBITDA	$1,073,842	$607,023	$322,814
Less: Depreciation and amortization	(105,274)	(105,481)	(117,254)
Adjusted EBIT	$968,568	$501,542	$205,560

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event (see Note 1 to the accompanying consolidated financial statements), timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the first half of 2020 as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchases earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

(f)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
(g)
Other adjustments include (representing deductions or additions to Adjusted EBITDA and Adjusted EBIT) amounts that management believes are not representative of our operating performance, including investment income, installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's (see Note 1 to the accompanying consolidated financial statements) members and our omnibus incentive plan, store exit costs and other costs associated with strategic cost savings and business optimization initiatives.

Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$671,381	$308,764	$120,043
Consulting fees (a)	—	285	3,601
Private equity sponsor monitoring fee (b)	—	14,793	3,636
Equity compensation (c)	39,264	31,617	7,881
(Gain) loss on early retirement of debt, net	2,239	(3,582)	(42,265)
Severance and executive transition costs (d)	—	6,571	1,429
Costs related to the COVID-19 pandemic (e)	—	17,632	—
Payroll taxes associated with the 2021 Vesting Event (f)	15,418	—	—
Other (g)	3,118	8,592	7,111
Tax effects of these adjustments (h)	(14,884)	(136)	33
Adjusted Net Income	716,536	384,536	101,469
Estimated tax effect of change to C-Corporation status (i)	—	(72,844)	(25,542)
Pro Forma Adjusted Net Income	$716,536	$311,692	$75,927

Pro Forma Adjusted Earnings per Share
Basic	$7.88	$4.00	$1.05
Diluted	$7.60	$3.83	$1.02
Weighted average common shares outstanding
Basic	90,956	77,994	72,477
Diluted	94,284	81,431	74,795

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
(e)
Represents costs incurred during the first half of 2020 as a result of the COVID-19 pandemic, including temporary wage premiums, additional sick time, costs of additional cleaning supplies and third party cleaning services for the stores, corporate office and distribution centers, accelerated freight costs associated with shifting our inventory purchases earlier in the year to maintain stock, and legal fees associated with consulting in local jurisdictions. These costs were no longer added back beginning in the third quarter of 2020.

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

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash provided by operating activities	$673,265	$1,011,597	$263,669
Net cash used in investing activities	(76,017)	(33,144)	(66,783)
Adjusted Free Cash Flow	$597,248	$978,453	$196,886

Liquidity and Capital Resources

Sources and Uses of Liquidity

Historically, our principal sources of cash have included:
•cash generated from operating activities;
•issuances of debt securities, including the Notes; and
•borrowings under our Term Loan and ABL Facility.

Our historical uses of cash have been associated primarily with:
•cash used for operating activities such as the purchase and growth of inventory, labor costs and other working capital needs;
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
On January 29, 2022, our cash and cash equivalents totaled $486.0 million.
During early 2020, we focused on navigating the challenges presented by COVID-19 through the preservation of our long-term liquidity and management of cash flow through preemptive actions to enhance our ability to meet our short-term liquidity needs. We took various cost cutting measures to maximize operational cash flows (see "Impact of COVID-19 on Our Business" in the section of this Annual Report entitled Management's Discussion & Analysis). Such actions included, but were not limited to, reduction of discretionary spending, deferring or cancelling our planned expenses, revisiting and reprioritizing our strategic investments, and reducing our payroll costs, including temporary team member furloughs, workforce reductions and pay cuts. As 2020 progressed, we transitioned our focus from preservation of long-term liquidity to strengthening our balance sheet through a reduction of debt.
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
On October 6, 2020, we completed our IPO in which we issued and sold 15,625,000 shares of common stock, $0.01 par value, to the IPO underwriters for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) that resulted in net proceeds of approximately $184.9 million after deducting underwriting discounts, which included approximately $2.7 million paid to KKR Capital Markets LLC ("KCM"), an affiliate of KKR, for underwriting services in connection with the IPO, and $6.1 million in costs directly associated with the IPO, such as legal and accounting fees (see "Initial Public Offering and Reorganization Transactions" in Note 1 to the accompanying consolidated financial statements). The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1 (File No. 333-248683, which was declared effective by the Securities and Exchange Commission on October 1, 2020).

On November 3, 2020, the Company issued and sold an additional 1,807,495 shares of the Company’s common stock, par value $0.01 per share, for cash consideration of $12.22 per share (representing an initial public offering price of $13.00 per share, net of underwriting discounts) to the IPO underwriters, resulting in approximately $22.1 million in proceeds net of underwriting discounts (see "IPO Over-Allotment Exercise" in Note 1 to the accompanying consolidated financial statements included in this Annual Report), which included $0.3 million paid to KCM, for underwriting services, pursuant to the partial exercise by the underwriters of their option to purchase up to 2,343,750 additional shares to cover over-allotments in connection with our IPO. The option has expired with respect to the remaining shares.
On November 6, 2020, the Company (1) issued $400.0 million of 6.00% senior secured notes (the "Notes"), which are due November 15, 2027, (2) entered into a $400.0 million first lien term loan (the "2020 Term Loan" and, together with the 2015 Term Loan (as defined in the notes to the accompanying consolidated financial statements), the "Term Loan"), which is due November 6, 2027 and (3) extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (as extended, the "2020 ABL Facility" and, together with the 2015 ABL Facility (as defined in the notes to the accompanying consolidated financial statements), the "ABL Facility"). We used the net proceeds from the Notes and the net proceeds from the 2020 Term Loan, together with cash on hand, to repay in full the 2015 Term Loan, in the amount of $1,431.4 million (see Note 4 to the accompanying consolidated financial statements).
On May 10, 2021, the Company completed a repurchase and simultaneous retirement of 3,229,974 shares from the May 2021 Underwriters for cash consideration of $30.96 per share, resulting in a payment of approximately $100.0 million to the May 2021 Underwriters (see "May 2021 Secondary Offering and Stock Repurchase" in Note 1 to the accompanying consolidated financial statements). The May 2021 Secondary Offering reduced KKR's ownership interest in the Company and resulted in the 2021 Vesting Event for awards granted under the 2011 Unit Incentive Plan, whereby unvested time awards, and performance-based awards which had previously met their performance targets, vested, and unvested performance-based awards which had not previously met their performance targets were forfeited. As a result, we incurred approximately $24.9 million in non-cash expenses related to equity-based compensation and approximately $15.4 million of cash expenses related to taxes on equity-based compensation.
On May 25, 2021, the Company entered into an Amendment No. 4 (the "Amendment") to the Second Amended and Restated Credit Agreement (as previously amended, the "Existing Credit Agreement" and as amended by the "Amended Credit Agreement") which (i) reduced the applicable margin on LIBOR borrowings under the Term Loan from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Term Loan, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027, and all other material terms and provisions of the Existing Credit Agreement remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment (see Note 4 to the accompanying consolidated financial statements).
The following table summarizes our current debt obligations by fiscal year (in thousands):

	2022	2023	2024	2025	2026	After 2026	Total
Term Loan and related interest (1)	$17,309	$19,538	$19,684	$19,445	$19,241	$296,186	$391,403
Notes and related interest (2)	24,000	24,000	24,000	24,000	24,000	424,000	544,000
ABL Facility and related interest (3)	2,500	2,500	2,500	2,500	1,909	—	11,909
(1) Interest payments are future cash payments which do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assumes no unscheduled principal payments until maturity.
(2) Assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.

On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of January 29, 2022, $188.6 million remained available for share repurchases pursuant to our Share Repurchase Program.

The following table summarizes our share repurchases for the fiscal year ended January 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 30, 2021 to May 1, 2021)	—	$—	$—
Second Quarter (May 2, 2021 to July 31, 2021)	3,229,974	30.96	99,999,995
Third Quarter (August 1, 2021 to October 30, 2021)	5,722,892	42.96	245,837,186
Fourth Quarter (October 31, 2021 to January 30, 2022)	1,613,930	40.63	65,571,394
Total Shares Repurchased	10,566,796	$38.93	$411,408,575

On March 3, 2022, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.075 per share on the Company's common stock, payable on April 14, 2022 to stockholders of record as of the close of business on March 17, 2022.

We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2022 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at January 29, 2022. The following table summarizes our operating lease obligations by fiscal year:

	2022	2023	2024	2025	2026	After 2026	Total
Operating lease payments (1)	$198,725	$192,775	$184,030	$177,496	$169,563	$902,083	$1,824,672
(1) Minimum lease payments have not been reduced by sublease rentals of $1.1 million due in the future under non-cancelable subleases.

We expect to use existing cash balances, internally generated cash flows, and available borrowings under the ABL Facility to fund anticipated capital expenditures, dividends, stock repurchases, working capital needs and scheduled debt service costs and maturities over at least the next twelve months. The ABL Facility provides for these financing needs and other general corporate purposes, as well as to support certain letter of credit requirements. We may continue to use the ABL Facility to repay debt under the Term Loan. Availability under the ABL Facility is subject to customary asset-backed loan borrowing base and availability provisions. Amounts outstanding under the ABL Facility may fluctuate materially during each quarter mainly due to cash flow from operations, normal changes in working capital, capital expenditures and debt service costs. Our historical availability under the ABL Facility has been ample to support our operations and our debt service requirements. We had no borrowings under the ABL Facility in 2021.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Average funds drawn	$—	$126,648	$29,593
Number of days with outstanding balance	—	99	182
Maximum daily amount outstanding	$—	$500,000	$147,100
Minimum available borrowing capacity	$780,945	$161,089	$771,750

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	January 29, 2022	January 30, 2021
Outstanding borrowings	$—	$—
Outstanding letters of credit	$17,828	$20,112
Available borrowing capacity	$874,831	$718,763

Capital Expenditures. We expect capital expenditures for fiscal year 2022 to be approximately $140.0 million. Approximately 50% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in new stores and store relocations is expected to account for approximately 30% of the planned cash outflow and the remaining 20% is expected to be utilized through investments in existing stores and distribution centers. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows:

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash provided by operating activities	$673,265	$1,011,597	$263,669
Net cash used in investing activities	(76,017)	(33,144)	(66,783)
Net cash used in financing activities	(488,854)	(750,234)	(123,192)
Net increase in cash and cash equivalents	$108,394	$228,219	$73,694

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday inventory increase being the most significant.

Cash provided by operating activities in 2021 decreased $338.3 million compared to 2020. This decrease is attributable to:

•$772.1 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$362.6 million increase in net income; and
•$71.1 million net increase in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:

•$412.1 million decrease in cash flows from accounts payable related to the prior year extension of vendor payment terms intended to help mitigate the impact of COVID-19 on our business; and
•$291.3 million decrease in cash flows from merchandise inventories, net related to an increase in inventory receipts during 2021 coupled with a prior year reduction of inventory from higher inventory turnover and supply chain constraints resulting from the COVID-19 pandemic.

The increase from non-cash charges was primarily caused by:

•$78.8 million increase in deferred income taxes.

Investing Activities. Cash used in investing activities increased $42.9 million in 2021 compared to 2020. The increase in cash used in investing activities is primarily related to:

•$34.5 million higher capital expenditures on updates in the stores and distribution centers, various digital projects, and other improvements coupled with the strategic reduction of capital expenditures in the prior year in response to the COVID-19 pandemic; and
•$8.1 million decrease from cash proceeds for repayment of notes receivable from one NAHC member which occurred during 2020.

Financing Activities. Cash used in financing activities decreased $261.4 million in the 2021, compared to 2020. The primary drivers of the decrease were:

•$562.8 million decrease in cash outflows primarily due to the prior year long-term debt reduction associated with the Refinancing Transactions;
•$257.0 million decrease in cash outflows from a distribution to NAHC's members in the prior year; partially offset by
•$411.4 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock in the current year;
•$207.0 million decrease in cash inflows related to net proceeds from the issuance of common stock during 2020, net of offering costs.

Future Liquidity

We expect to use existing cash balances, internally generated cash flows and borrowings under our ABL Facility to fulfill anticipated obligations such as capital expenditures, dividends, stock repurchases, working capital needs and scheduled debt maturities over at least the next twelve months. As of January 29, 2022, we had $874.8 million of available capacity under our ABL Facility and $486.0 million of cash and cash equivalents.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. See Note 2 to the consolidated financial statements for additional information.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. As conditions resulting from the COVID-19 pandemic continue to evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods. The Company believes the following are its critical accounting estimates:

Merchandise Inventories, net

Description: Merchandise inventories are valued at the lower of weighted average cost or net realizable value using the last-in first-out ("LIFO") method. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts.

Judgments and Uncertainties: We record an inventory reserve for the estimated shrinkage between physical inventories on a store-by-store basis. We generally perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate to sales for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates for reserves as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory.

Impact of Assumptions: For inventory shrinkage, our reserves may be inaccurate if our historical physical inventory shrinkage rates, used in our assumptions, differ significantly from actual rates due to consistent misses to our accrual. However, due to the frequency with which we perform full physical inventory counts, our assumptions are regularly updated, and we constantly analyze the physical inventory results to our accruals and, where necessary, adjust our store accruals to compensate for consistent patterns identified. We have not had a history of significant differences to our reserves for vendor allowances and the assumptions generally do not have a significant impact on reserves since they are typically short-term and contractual in nature. We book a reserve for inventory permanently marked down below the inventory’s historical cost. Additionally, for slow moving or obsolete inventory, we book reserves based on historical margins received for marked down inventory with similarly slow historical sell-through rates. A twenty percent decrease in assumed margins would not have a material impact to our financial statements. We believe our long history of operations has given us sufficient data to enable us to accurately predict these reserves.

Impairment of long-lived assets

Description: We review the carrying value of long-lived assets, including property and equipment at our stores, for indicators of impairment regularly and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.

Judgments and Uncertainties: We test stores operating over a long enough time span, based on our previous store history for similar locations, to allow for meaningful analysis of future operating results. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows.

Impact of Assumptions: The assumptions used to project store impairment loss is based on projected future store income and considers variables such as historical and current trends, macroeconomic conditions, store location and local economy and supply chain factors. Additionally, the long-term store income projections also contain a projection of future store specific costs such as store wages and advertising. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the local retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term store income, assumptions are made to develop the assumed discount rate based on company specific factors. There is significant judgment used in determining these assumptions used in the assessment of store impairment and variability in the assumptions could cause us to reach a materially different conclusion on impairment, however, we do not believe the net book value of any individual store assets are material to the Company’s operations.

Goodwill

Description: Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. We test for goodwill at the reporting unit level, which is the operating segment level. We operate in one segment with one reporting unit.

Judgments and Uncertainties: The annual goodwill impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required.

Our quantitative assessment for determining the fair value of our reporting unit includes using an estimated discounted cash flow model (income approach) and market value approach. The output of this assessment is an estimated fair value for our reporting unit that is compared to its carrying value to determine whether an impairment charge is necessary. The income approach uses a discounted cash flow analysis of our projected long-term future company income, and the market value approach is based on earnings multiples for a comparable set of public companies. These approaches use key input assumptions such as our projected future operating results, the discount rate, the weighting for each valuation approach and the comparable set of companies.

Impact of Assumptions: The assumptions used to project long-term company income consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Additionally, the long-term company income projections also contain a projection of future company costs such as wages, freight and transportation, and advertising. Actual long-term company income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term company income, assumptions are made to develop the discount rate, which is based on an assumed risk-free rate, and an equity risk premium developed from general historical market data and comparable companies. The earnings multiples used in the market approach can vary dependent on which companies are selected in our comparable set. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions used in the assessment of goodwill impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2021, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary.

Intangible Assets

Description: Intangible assets primarily consists of the trade name "Academy Sports + Outdoors" (the "Trade Name"). The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The Trade Name is tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the Trade Name may not be recoverable.

Judgments and Uncertainties: The annual Trade Name impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment for the Trade Name. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required.

Impairment is calculated as the excess of the Trade Name’s carrying value over its fair value. The fair value of the Trade Name is determined using the relief-from-royalty method, a variation of the income approach. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. Once a supportable royalty rate is determined, the rate is then applied to the projected long-term sales over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including projections of long-term sales, royalty rates, discount rates and other variables.

Impact of Assumptions: The assumptions used to project long-term company sales consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term sales, assumptions are made to develop the royalty rates and discount rates. The royalty rates are based on market data where royalty rates are applicable and the discount rates are based on an assumed risk-free rate, and an equity risk premium based on general historical market data and comparable companies. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions on intangible asset impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2021, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 2 to the accompanying consolidated financial statements.

Related Party Transactions
For discussion of related party transactions, see Note 13 to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to changes in interest rates primarily results from our ABL Facility and Term Loan, as these borrowings have variable interest rates. When appropriate, we have historically used derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 5. “Derivative Financial Instruments” and Note 6 “Fair Value Measurements” to our consolidated financial statements included in Part II. Item 8 of this Annual Report. The detrimental effect of a hypothetical 100 basis point increase in interest rates on current borrowings under the ABL Facility and Term Loan would increase our interest expense by approximately $3.0 million for 2021.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed hereunder are set forth on pages 68 through 105 of this Annual Report on Form 10-K.

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

Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes:
•maintaining records that in reasonable detail accurately and fairly reflect our transactions;
•providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements;
•providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and
•providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is set forth herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Academy Sports and Outdoors, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 29, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Houston, Texas
March 29, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. Further information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of January 29, 2022. The table includes the 2011 Unit Incentive Plan, the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Service-Based Stock Options	3,898,214	$19.12	(1)
Performance-Based Stock Options	396,909	16.48	(1)
Service-Based Restricted Stock Units	338,879	N/A	(1)
Performance-Based Restricted Stock Units	203,918	N/A	(1)
2020 Employee Stock Purchase Plan	—	N/A	(1)
Total	4,837,920	$18.88	(2)
(1) Of the plans listed above, only 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan allows for future grants of securities. The maximum number of shares that may be granted under the 2020 Omnibus Incentive Plan (inclusive of unissued shares that were carried over from the 2011 Unit Incentive Plan) is approximately 4,578,737. Stock options and restricted stock units are counted on a one-for-one basis. Total shares available for future issuance under the 2020 Omnibus Incentive Plan is 3,523,690. The total shares available for issuance under the 2020 Employee Stock Purchase Plan is 1,885,546.
(2) Weighted average exercise price of outstanding options only.

Additional information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements. The consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 69 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 111 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 106 to 109 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Academy Sports and Outdoors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Academy Sports and Outdoors, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, comprehensive income, stockholders'/partners’ equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter Description

At January 29, 2022, the Company’s merchandise inventories balance was $1.2 billion. Merchandise inventories are valued at the lower of weighted average cost or net realizable value using the last-in first-out ("LIFO") method and include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts.

We identified merchandise inventories as a critical audit matter because of the high volume of transactions and because the Company has multiple systems to process and record inventory movements which are highly automated. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test and evaluate the Company’s systems, software applications and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process merchandise inventory transactions included the following, among others:
•Identified the significant systems used to process inventory transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
•Performed testing of system interface controls and automated controls within the relevant inventory impacts, as well as the controls designed to ensure the accuracy and completeness of inventory.
•Obtained an understanding, completed risk assessment procedures, and evaluated the design and tested the operating effectiveness of business process controls over the Company’s significant inventory processes.
•Agreed weighted average cost calculations to source information including third party vendor invoices.
•Compared the recorded balance to an expectation we developed for inventory in transit and capitalized overhead.
•Performed store and distribution center physical inventory counts.

/s/ Deloitte & Touche LLP

Houston, Texas
March 29, 2022

We have served as the Company's auditor since 1996.

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	January 29, 2022	January 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$485,998	$377,604
Accounts receivable - less allowance for doubtful accounts of $732 and $1,172, respectively	19,718	17,306
Merchandise inventories, net	1,171,808	990,034
Prepaid expenses and other current assets	36,460	28,313
Assets held for sale	1,763	1,763
Total current assets	1,715,747	1,415,020

PROPERTY AND EQUIPMENT, NET	345,836	378,260
RIGHT-OF-USE ASSETS	1,079,546	1,143,699
TRADE NAME	577,215	577,000
GOODWILL	861,920	861,920
OTHER NONCURRENT ASSETS	4,676	8,583
Total assets	$4,584,940	$4,384,482

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$737,826	$791,404
Accrued expenses and other current liabilities	303,207	291,351
Current lease liabilities	83,077	80,338
Current maturities of long-term debt	3,000	4,000
Total current liabilities	1,127,110	1,167,093

LONG-TERM DEBT, NET	683,585	781,489
LONG-TERM LEASE LIABILITIES	1,077,667	1,150,088
DEFERRED TAX LIABILITIES, NET	217,212	138,703
OTHER LONG-TERM LIABILITIES	12,420	35,126
Total liabilities	3,117,994	3,272,499

COMMITMENTS AND CONTINGENCIES (NOTE 14)

REDEEMABLE MEMBERSHIP UNITS	—	—

STOCKHOLDERS' / PARTNERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 87,079,394 and 91,114,475 issued and outstanding as of January 29, 2022 and January 30, 2021, respectively	870	911
Additional paid-in capital	198,016	127,228
Retained earnings	1,268,060	987,168
Accumulated other comprehensive loss	—	(3,324)
Stockholders' / partners' equity	1,466,946	1,111,983
Total liabilities and stockholders' / partners' equity	$4,584,940	$4,384,482
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
NET SALES	$6,773,128	$5,689,233	$4,829,897
COST OF GOODS SOLD	4,422,033	3,955,188	3,398,743
GROSS MARGIN	2,351,095	1,734,045	1,431,154

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,443,148	1,313,647	1,251,733
OPERATING INCOME	907,947	420,398	179,421

INTEREST EXPENSE, NET	48,989	86,514	101,307
(GAIN) LOSS ON EARLY RETIREMENT OF DEBT, NET	2,239	(3,582)	(42,265)
OTHER (INCOME), NET	(2,821)	(1,654)	(2,481)
INCOME BEFORE INCOME TAXES	859,540	339,120	122,860

INCOME TAX EXPENSE	188,159	30,356	2,817
NET INCOME	$671,381	$308,764	$120,043

EARNINGS PER COMMON SHARE:
BASIC (1)	$7.38	$3.96	$1.66
DILUTED (1)	$7.12	$3.79	$1.60
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	90,956	77,994	72,477
DILUTED (1)	94,284	81,431	74,795
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
COMPREHENSIVE INCOME:
Net income	$671,381	$308,764	$120,043
Unrealized loss on interest rate swaps	—	(6,653)	(16,096)
Recognized interest (income) expense on interest rate swaps	2,344	11,045	(418)
Loss on swaps from debt refinancing	—	1,330	—
Tax benefit (expense)	980	(980)	—
Total comprehensive income	$674,705	$313,506	$103,529

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' / PARTNERS’ EQUITY
(Amounts in thousands)

	Redeemable Membership Units		Stockholders' / Partners' Equity								Total Membership Units / Common Stock
			Partners' Equity		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' / Partners' Equity
	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 2, 2019	1,362	$17,885	71,111	$848,591	—	$—	$—	$—	$8,448	$857,039	72,473
Net income	—	—	—	120,043	—	—	—	—	—	120,043	—
Equity compensation	—	—	—	7,881	—	—	—	—	—	7,881	—
Equity contributions from Managers	6	—	—	100	—	—	—	—	—	100	6
Adjustment to Redeemable Membership Units for contributions from Managers and settlement of vested Restricted Units	18	400	—	(400)	—	—	—	—	—	(400)	18
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(29)	(538)	29	538	—	—	—	—	—	538	—
Repurchase of Redeemable Membership Units	—	—	(29)	(473)	—	—	—	—	—	(473)	(29)
Reclassification of membership units with lapsed put rights (Note 2)	(1,195)	(14,929)	1,195	14,930	—	—	—	—	—	14,930	—
Cumulative-effect adjustment related to the adoption of the New Lease Standard	—	—	—	5,075	—	—	—	—	—	5,075	—
Unrealized loss on interest rate swaps	—	—	—	—	—	—	—	—	(16,096)	(16,096)	—
Recognized interest income on interest rate swaps	—	—	—	—	—	—	—	—	(418)	(418)	—
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net income	—	—	—	157,656	—	—	—	151,108	—	308,764	—
Equity compensation	—	—	—	3,690	—	—	27,927	—	—	31,617	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Distributions to holders of Membership Units	—	—	—	(257,000)	—	—	—	—	—	(257,000)	—
Effect of the Reorganization Transactions	(172)	(2,977)	(72,306)	(900,435)	72,478	725	66,627	836,060	—	2,977	—
Issuance of common stock in IPO and Over-Allotment, net of Offering Costs	—	—	—	—	17,432	174	206,796	—	—	206,970	17,432
Cumulative tax effect resulting from Reorganization Transactions	—	—	—	—	—	—	(141,909)	—	—	(141,909)	—
Share-Based Award Payments	—	—	—	—	—	—	(32,819)	—	—	(32,819)	—
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	596	—	—	596	—
Settlement of vested Restricted Stock Units	—	—	—	—	802	8	(8)			—	802
Stock option exercises	—	—	—	—	402	4	18	—	—	22	402
Unrealized loss on interest rate swaps (net of tax impact of $350)	—	—	—	—	—	—	—	—	(6,303)	(6,303)	—
Loss on swaps from debt refinancing (net of tax impact of $330)	—	—	—	—	—	—	—	—	1,000	1,000	—
Recognized interest expense on interest rate swaps (net of tax expense of $1,000)	—	—	—	—	—	—	—	—	10,045	10,045	—
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
Net income	—	—	—	—	—	—	—	671,381	—	671,381	—
Equity compensation	—	—	—	—	—	—	39,264	—	—	39,264	—
Repurchase of common stock for retirement	—	—	—	—	(10,567)	(106)	(20,814)	(390,489)	—	(411,409)	(10,567)
Settlement of vested Restricted Stock Units	—	—	—	—	923	9	(9)	—	—	—	923
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	39	—	—	39	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	114	1	3,776	—	—	3,777	114
Stock option exercises	—	—	—	—	5,495	55	48,532	—	—	48,587	5,495
Recognized interest expense on interest rate swaps (net of tax benefit of $980)	—	—	—	—	—	—	—	—	3,324	3,324	—
Balances as of January 29, 2022	—	$—	—	$—	87,079	$870	$198,016	$1,268,060	$—	$1,466,946	87,079
(1) See Retrospective Presentation of Ownership Exchange in Note 2.             See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$671,381	$308,764	$120,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,274	105,481	117,254
Non-cash lease expense	(5,528)	13,880	3,965
Equity compensation	39,264	31,617	7,881
Amortization of terminated interest rate swaps, deferred loan and other costs	5,524	5,516	3,717
Loss on swaps from debt refinancing	—	1,330	—
Deferred income taxes	79,490	701	297
Non-cash (gain) loss on early retirement of debt, net	2,239	(3,582)	(42,265)
Gain on disposal of property and equipment	—	—	(23)
Casualty loss	—	194	569
Changes in assets and liabilities:
Accounts receivable, net	(2,412)	(2,981)	4,476
Merchandise inventories, net	(181,774)	109,520	34,407
Prepaid expenses and other current assets	(8,147)	(3,765)	(3,732)
Other noncurrent assets	2,759	(2,496)	398
Accounts payable	(50,627)	361,518	(2,904)
Accrued expenses and other current liabilities	31,935	57,376	20,615
Income taxes payable	(14,129)	14,124	—
Other long-term liabilities	(1,984)	14,400	(1,029)
Net cash provided by operating activities	673,265	1,011,597	263,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,802)	(41,269)	(62,818)
Purchases of intangible assets	(215)	—	—
Proceeds from the sale of property and equipment	—	—	23
Note receivable from member	—	8,125	(3,988)
Net cash used in investing activities	(76,017)	(33,144)	(66,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	—	500,000	502,500
Repayment of ABL Facility	—	(500,000)	(502,500)
Proceeds from Term Loan, net of discount	—	396,000	—
Repayment of Term Loan	(102,250)	(1,461,072)	(122,819)
Proceeds from Notes	—	400,000	—
Debt issuance fees	(927)	(14,147)	—
Share-Based Award Payments	(11,214)	(20,970)	—
Distribution	—	(257,000)	—
Equity contributions from Managers	—	—	100
Proceeds from exercise of stock options	48,587	22	—
Proceeds from issuance of common stock, net of Offering Costs	—	206,970	—
Proceeds from issuance of common stock under employee stock purchase program	3,777	—	—
Taxes paid related to net share settlement of equity awards	(15,418)	—	—
Repurchase of common stock for retirement	(411,409)	—	—
Repurchase of Redeemable Membership Units	—	(37)	(473)
Net cash used in financing activities	(488,854)	(750,234)	(123,192)

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,394	228,219	73,694
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,604	149,385	75,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,998	$377,604	$149,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$44,710	$87,163	$93,556
Cash paid for income taxes	$125,040	$15,527	$2,588

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$501	$2,646	$—
Change in capital expenditures in accounts payable and accrued liabilities	$2,951	$1,065	$309
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
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of January 29, 2022, we operated 259 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

Fiscal Year

The Company’s fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31 each year. References herein to 2021, 2020 and 2019 relate to the 52-week fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.
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
May 2021 Secondary Offering and Stock Repurchase
On May 5, 2021, ASO, Inc. entered into an underwriting agreement (the “May 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC and MG Family Limited Partnership (collectively, the “May 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “May 2021 Underwriters”), relating to an underwritten offering of 14,000,000 shares of common stock at $30.96 per share (the “May 2021 Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-255720), filed on May 3, 2021. The May 2021 Selling Stockholders granted the May 2021 Underwriters the option to purchase, within 30 days from the date of the May 2021 Underwriting Agreement, an additional 2,100,000 shares of common stock. On May 6, 2021, the May 2021 Underwriters exercised in full their option to purchase the additional shares. The May 2021 Secondary Offering also included the Company's repurchase and simultaneous retirement of 3,229,974 shares out of the 14,000,000 shares at $30.96 per share, the same price granted to the May 2021 Underwriters, which was at a discount to the prevailing market price at the time of repurchase (see "Share Repurchases" in Note 2). The May 2021 Secondary Offering was completed on May 10, 2021. The Company did not receive any proceeds from the May 2021 Secondary Offering.
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

September 2021 Secondary Offering and Stock Repurchase
On September 14, 2021, ASO, Inc. entered into an underwriting agreement (the “September 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P. and KKR 2006 Allstar Blocker L.P. (collectively, the “September 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named therein (the “September 2021 Underwriters”), relating to an underwritten offering (the “September 2021 Secondary Offering”) of 18,645,602 shares of common stock at approximately $43.52 per share, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-259477), filed on September 13, 2021. The September 2021 Secondary Offering also included the Company’s repurchase and simultaneous retirement of 4,500,000 shares out of the 18,645,602 shares of common stock at approximately $43.52, the same price granted to the September 2021 Underwriters, which was at a discount to the prevailing market price at the time of repurchase (see "Share Repurchases" in Note 2). The September 2021 Secondary Offering was completed on September 17, 2021. The Company did not receive any proceeds from the September 2021 Secondary Offering.

2.Summary of Significant Accounting Policies

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and the possibility of additional unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from our estimates.

Reclassifications

Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, during 2021 to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2020 and 2019 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.

Retrospective Presentation of Ownership Exchange
Prior to the IPO, ASO, Inc. was a wholly-owned subsidiary of NAHC. On the IPO pricing date (October 1, 2020), the then-existing members of NAHC contributed all of their membership units of NAHC to ASO, Inc. and, in exchange, received one share of common stock of ASO, Inc. for every 3.15 membership units of NAHC contributed to ASO, Inc. (such 3.15:1 contribution and exchange ratio, the "Contribution Ratio"). As a result of such contributions and exchanges, upon the IPO, NAHC became a wholly-owned subsidiary of ASO, Inc., which became our parent holding company. The par value and authorized shares of the common stock of ASO, Inc. of $0.01 and 300,000,000, respectively, remain unchanged as a result of such contributions and exchanges. All membership units and redeemable membership units in the financial statements and notes have been retrospectively adjusted to give effect to the Contribution Ratio, as if such contributions and exchanges occurred as of all pre-IPO periods presented, including the periods presented on the Statements of Income, Statements of Stockholders’ / Partners’ Equity, Note 9. Share-Based Compensation, Note 10. Earnings per Common Share and Note 16. Selected Quarterly Financial Data (Unaudited).

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

Financial Instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of those instruments. We have also historically entered into derivative interest rate swaps to reduce the risk that our earnings and cash flows will be affected by changes in interest rates on our debt. The fair value of debt is influenced by fluctuations in market conditions for interest rates (see Note 6).

Accounts Receivable

Accounts receivable consists primarily of amounts due from vendors for vendor allowances and other accounts receivable. We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis.

Concentration of Risk

Financial instruments which subject us to potential credit risk consist of cash and cash equivalents. We have established guidelines to limit our exposure to credit risk on cash and cash equivalents by placing investments with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand. We believe that the financial risks associated with these financial instruments are minimal.

We purchase merchandise inventories from approximately 1,200 vendors. In 2021, 2020 and 2019, purchases from our largest vendor represented approximately 11%, 12% and 14% of our total inventory purchases, respectively. No other vendor in any of the aforementioned years exceeded 10% of our purchases. We typically do not enter into long-term inventory purchase commitments and there were none as of January 29, 2022 or January 30, 2021.

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

Merchandise Inventories, net

Merchandise inventories are valued at the lower of weighted average cost or net realizable value using the last-in first-out ("LIFO") method. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts. We record an inventory reserve for the estimated shrinkage between physical inventories on a store-by-store basis. We generally perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory. The application of the LIFO inventory method did not result in any LIFO charges or credits affecting cost of sales in 2021, 2020 or 2019.

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

In the normal course of business, we may acquire land and construct new stores to be sold to and leased from third party landlords. New stores completed but not yet sold to and leased from third parties are classified as assets held for sale and are expected to be sold within one year. Our intent is to sell the stores and land for approximately the total land and construction costs incurred (which approximate the fair market value of the property, net of selling costs) and simultaneously enter into operating leases.

Capitalized Computer Software Costs

We capitalize certain costs incurred in connection with developing or obtaining computer software for internal use. Capitalized computer software costs are included in property and equipment on the consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. The amounts capitalized were $36.7 million, $14.5 million and $12.9 million in 2021, 2020 and 2019, respectively.

Capitalized Interest

We capitalized interest primarily related to construction of new stores, store renovations, distribution centers and IT projects in the amount of $0.4 million, $0.6 million and $0.6 million in 2021, 2020 and 2019, respectively. Interest expense, net on the consolidated statement of income is shown net of capitalized interest.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including store assets, for indicators of impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows. As a result of our assessment, we did not record an impairment of long-lived assets in 2021, 2020 and 2019.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. We test for goodwill at the reporting unit level, which is the operating segment level. We operate in one segment with one reporting unit.

The annual goodwill impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2021 and 2020, we performed a qualitative assessment and determined a quantitative assessment was not necessary.

Our quantitative assessment for determining the fair value of our reporting unit includes using an estimated discounted cash flow model (income approach) and market value approach. The output of this assessment is an estimated fair value for our reporting unit that is compared to its carrying value to determine whether an impairment charge is necessary. The income approach uses a discounted cash flow analysis of our projected long-term future company income, and the market value approach is based on earnings multiples for a comparable set of public companies. In 2019, we performed a quantitative assessment for the determination of impairment.

No impairment of goodwill existed for 2021, 2020 or 2019.

Intangible Assets

Intangible assets primarily consists of the trade name "Academy Sports + Outdoors" (the "Trade Name"). The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization.

The Trade Name is tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the Trade Name may not be recoverable. The annual Trade Name impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment for the Trade Name. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. Impairment is calculated as the excess of the Trade Name’s carrying value over its fair value. The fair value of the Trade Name is determined using the relief-from-royalty method, a variation of the income approach. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. Once a supportable royalty rate is determined, the rate is then applied to the projected long-term sales over the expected remaining life of the intangible assets to estimate the royalty savings. This approach is dependent on a number of factors, including projections of long-term sales, royalty rates, discount rates and other variables.

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

Derivative financial instruments are recognized at fair value in the consolidated balance sheets (see Note 5). The changes in the fair value of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI"), net of tax effects, and are subsequently reclassified to earnings when the hedged transaction affects earnings. On January 19, 2021, we settled our three remaining outstanding interest rate swaps, which were scheduled to expire on various dates during 2021, for $4.1 million. As of January 29, 2022, we do not have any derivative financial instruments outstanding.

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

Substantially all of our leases contain landlord incentives and escalation clauses. With the adoption of the New Lease Standard on February 3, 2019, the deferred rent balances were netted into the right-of-use assets on the balance sheet, which are amortized ratably over the remaining terms of the corresponding leases.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses, net of specific vendor allowances, were $151.2 million, $122.8 million and $142.3 million in 2021, 2020 and 2019, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening new stores and distribution centers, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, are expensed as incurred. Pre-opening expenses for our new stores were $0.2 million and $3.2 million in 2021 and 2019, respectively. There were no pre-opening expenses in 2020.

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

Share Repurchases
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
In 2021, we repurchased and concurrently retired 10,566,796 shares of ASO, Inc. common stock for an aggregate amount of $411.4 million, which includes purchases that were made pursuant to the Share Repurchase Program and those that were made prior to the Share Repurchase Program. As of January 29, 2022, approximately $188.6 million remained available for share repurchases pursuant to our Share Repurchase Program. The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date.

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

3.Net Sales

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Merchandise division sales (1)
Outdoors	$2,174,650	$1,968,514	$1,455,080
Sports and recreation	1,463,172	1,256,357	974,125
Apparel	1,810,345	1,390,519	1,358,906
Footwear	1,290,197	1,044,502	1,021,603
Total merchandise sales (2)	6,738,364	5,659,892	4,809,714
Other sales (3)	34,764	29,341	20,183
Net sales	$6,773,128	$5,689,233	$4,829,897
(1)Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2020 and 2019 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see "Reclassifications" in Note 2).
(2)E-commerce sales consisted of 9.3%, 10.4% and 5.1% of merchandise sales for 2021, 2020 and 2019, respectively.
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

The following is a reconciliation of the gift card liability (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Gift card liability, beginning balance	$74,253	$67,993	$66,153
Issued	136,553	111,160	134,839
Redeemed	(119,103)	(100,678)	(128,638)
Recognized as breakage income	(5,135)	(4,222)	(4,361)
Gift card liability, ending balance	$86,568	$74,253	$67,993

4.Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	January 29, 2022	January 30, 2021
ABL Facility, due November 2025	$—	$—
Term Loan, due November 2027	297,750	400,000
Notes, due November 2027	400,000	400,000
Total debt	697,750	800,000
Less current maturities	(3,000)	(4,000)
Less unamortized discount on Term Loan	(2,463)	(3,861)
Less deferred loan costs (1)	(8,702)	(10,650)
Long-term debt, net	$683,585	$781,489
(1) Deferred loan costs are related to the Term Loan and Notes.

As of January 29, 2022 and January 30, 2021, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $4.3 million and $5.5 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $2.7 million, $2.6 million and $2.6 million in 2021, 2020 and 2019, respectively. Total expenses related to accretion of original issuance discount were $0.5 million, $1.0 million and $1.1 million in 2021, 2020 and 2019, respectively.
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

On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of January 29, 2022, the weighted average interest rate was 4.50%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan and the Amendment, the Company capitalized related professional fees of $5.8 million as deferred loan costs.
The Amended Credit Agreement contains customary events of default such as failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control. As of January 29, 2022, no prepayment was due under the terms and conditions of the Term Loan.
In connection with the Amendment, the Company recognized a non-cash loss on early retirement of debt of $2.2 million in 2021 from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2020 Term Loan.

Prior to the Refinancing Transactions in 2020, we repurchased principal on our Term Loan. The following table provides further detail regarding these repurchases (amounts in millions):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Gross principal repurchased	$23.9	$147.7
Reacquisition price of debt	$16.0	$104.6
Net gain recognized	$7.8	$42.3
In connection with the Refinancing Transactions in 2020, the Company recognized a non-cash loss on early retirement of debt of $4.2 million from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2015 Term Loan.

Notes
On November 6, 2020, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture"), with Academy, Ltd. the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (in such capacity, the "Notes Collateral Agent"). The Notes will pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, commencing on May 15, 2021. In connection with issuance of the Notes, the Company capitalized related professional fees of $5.2 million as deferred loan costs.
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

On or after November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or a part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a "make-whole" premium as described in the Indenture. In addition, at any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 106% of the aggregate principal amount thereof, with an amount equal to or less than the net cash proceeds from one or more equity offerings to the extent such net cash proceeds are received by or contributed to Academy, Ltd., plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
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

ABL Facility

We refer to the 2015 ABL Facility and the 2020 ABL Facility collectively as the "ABL Facility".

On July 2, 2015, Academy, Ltd. entered into a five-year $650 million secured asset-based revolving credit facility (the "2015 ABL Facility"). On May 22, 2018, the Company amended the agreement governing the 2015 ABL Facility, to increase the commitment on the facility from $650 million to $1 billion. In connection with the amendment to the 2015 ABL Facility, the Company capitalized related professional fees of $2.8 million as deferred loan costs and wrote off $0.1 million in previously capitalized deferred loan costs. The 2015 ABL Facility was scheduled to mature on May 22, 2023.
On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, amended the 2015 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the "ABL Agent") and the several lenders party thereto, which ABL amendment (the "2020 ABL Facility"), among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025. In connection with the 2020 ABL Facility, the Company capitalized related professional fees of $3.1 million as deferred loan costs.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of January 29, 2022, we had outstanding letters of credit of approximately $21.4 million, of which $17.8 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $874.8 million.

Borrowings under the ABL Facility bear interest, at our election, at either of (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of January 29, 2022, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.

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
In order to secure the Notes and the guarantees, Academy, Ltd. and the Guarantors entered into certain security documents with the Notes Collateral Agent, including a security agreement and a pledge agreement, each dated as of November 6, 2020. The Notes and the guarantees are secured by:

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

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of January 29, 2022.

As of January 29, 2022, scheduled principal payments on our debt are as follows (amounts in thousands):

Fiscal Year
2022	$3,000
2023	3,000
2024	3,000
2025	3,000
2026	3,000
Thereafter	682,750
Total	$697,750

5.Derivative Financial Instruments

We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On October 28, 2020, we determined that a portion of the underlying cash flows related to $100.0 million of swap notional principal amount was no longer probable of occurring over the remaining term of the interest rate swaps as a result of the Company's Refinancing Transactions. As a result, we reclassified approximately $1.3 million of losses from accumulated other comprehensive loss ("AOCI") to other (income) expense, net in the third quarter of 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. We do not have any derivative financial instruments outstanding as of January 29, 2022 and January 30, 2021, respectively .

For derivatives previously designated as hedging instruments, amounts included in AOCI were reclassified to interest expense in the same period during which the hedged transaction affected earnings, which is as interest expense was recorded on the underlying Term Loan.

The impact of gains and losses related to interest rate swaps that were deferred into AOCI and subsequently reclassified into expense is as follows (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Accumulated Other Comprehensive Income (Loss), beginning	$(3,324)	$(8,066)	$8,448
Loss deferred into AOCI (net of tax impact of $0, $350, and $0 for the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively)	—	(6,303)	(16,096)
Increase (decrease) to interest expense (net of tax benefit (expense) of $980, $(1,000), and $0 for the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively)	3,324	10,045	(418)
Loss on swaps from debt refinancing in other (income) expense, net (net of tax impact of $0, $330, and $0 for the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively)	—	1,000	—
Accumulated Other Comprehensive Loss, ending	$—	$(3,324)	$(8,066)

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

Other Financial Instruments

Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. We held investments in money market funds of $401.0 million and $284.0 million as of January 29, 2022 and January 30, 2021, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of January 29, 2022 and January 30, 2021, the estimated fair value of the Term Loan and Notes was $0.7 billion and $0.8 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7.Property and Equipment

Property and equipment consists of the following (amounts in thousands) as of:

	January 29, 2022	January 30, 2021
Leasehold improvements	$456,918	$438,287
Equipment and software	602,289	561,333
Furniture and fixtures	336,679	319,764
Construction in progress	11,147	23,575
Land	3,698	3,699
Total property and equipment	1,410,731	1,346,658
Accumulated depreciation and amortization	(1,064,895)	(968,398)
Property and equipment, net	$345,836	$378,260

Depreciation expense was $105.3 million, $105.5 million and $117.3 million in 2021, 2020 and 2019, respectively, and is included in selling, general and administrative expenses on the consolidated statements of income.

8.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	January 29, 2022	January 30, 2021
Accrued interest	$6,583	$7,684
Accrued personnel costs	115,073	113,032
Accrued professional fees	4,534	2,547
Accrued sales and use tax	13,054	14,980
Accrued self-insurance	15,824	13,471
Deferred revenue - gift cards and other	88,713	76,778
Income taxes payable	9,602	23,730
Property taxes	17,747	16,978
Sales return allowance	6,200	5,800
Other	25,877	16,351
Accrued expenses and other current liabilities	$303,207	$291,351

9.Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of January 29, 2022, there were 3,523,690 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of January 29, 2022, there were 1,885,546 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $39.3 million in 2021, which includes approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event, which occurred during the 2021 second quarter. Equity compensation expense was $31.6 million in 2020, including approximately $19.9 million of equity compensation expense associated with the expensing of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO. Equity compensation expense was $7.9 million in 2019. These costs are included in selling, general and administrative expenses in the consolidated statements of income.

As of January 29, 2022, unrecognized compensation cost related to Unit Options and Restricted Units of $22.1 million is expected to be recognized over a weighted average life of 3.0 years. The grant date fair value of Restricted Units vested was $24.4 million, $14.4 million and $0.3 million for 2021, 2020 and 2019, respectively.
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
Distribution
On August 28, 2020, NAHC paid a $257.0 million, or $1.1257 per unit (or $3.5460 as converted using the Contribution Ratio), distribution to its members of record as of August 25, 2020. Cash on hand was used to fund $248.0 million of the distribution, with the remainder distributed through an offset of outstanding loans receivable from one member and state income tax withholding made on behalf of NAHC's members. Holders of the outstanding granted equity Awards were entitled to receive value equal to $1.1257 per Award (or $3.5460 as converted using the Contribution Ratio), which was made in the form of cash payments, additional Restricted Unit grants or Unit Option exercise price adjustments. Cash payments due for unvested Awards were paid upon vesting of such Awards. In accordance with the terms of the 2011 Unit Incentive Plan, the Company made the following adjustments to each outstanding Award (per unit components, shares and exercise prices shown above and below are converted using the Contribution Ratio as described in the Retrospective Presentation of Ownership Exchange in Note 2):
•Exercise price reductions of $0.28 for 9,788,000 Unit Options (or $0.89 for 3,107,301 Stock Options, as converted);
•Exercise price reductions of $1.12 for 1,746,594 Unit Options (or $3.53 for 554,474 Stock Options, as converted);
•Additional Restricted Unit grants of 159,362 units (or 50,590 Liquidity Event Restricted Units, as converted); and
•Cash payments for vested Unit Options and vested Restricted Units ("Share-Based Award Payments") of $32.2 million were paid in-full as of July 31, 2021. No further Share-Based Award Payments relative to the distribution are payable as of January 29, 2022.
These exercise price adjustments did not increase the value of the Unit Options and no related additional equity compensation expense was incurred.
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

The following table presents the assumptions and grant date fair values for Service and Performance Options granted in 2021, 2020 and 2019:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Expected life in years	6.2	6.2	6.2
Expected volatility	42% to 44%	53% to 55%	52%
Weighted-average volatility	43.7%	53.1%	52.0%
Risk-free interest rate	1.0% to 1.3%	0.4% to 0.8%	1.4% to 2.5%
Dividend yield	—	—	—
Weighted-average grant date fair value - Service Options (1)	$11.92	$8.49	$8.66
Weighted-average grant date fair value - Performance Options (1)	$—	$—	$8.63
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
There have been no Performance Options granted under the 2020 Omnibus Incentive Plan to date. Prior to the 2021 Vesting Event, the Company’s outstanding Performance Options typically vested ratably over a four-year period, after the conclusion of each fiscal year and upon our board of managers’ determination that the Company had achieved certain pre-determined annual earnings before interest, taxes, depreciation and amortization ("EBITDA") targets for such fiscal year.

Unit Option activity is as follows:

Service-Based Unit Options (1)
	Unit Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2019	4,955,644	$12.03	5.7	$33,157
Granted or modified	1,385,760	16.60
Canceled or modified	(191,103)	14.49
Forfeited	(359,993)	16.47
Exercised	—	—		$—
Outstanding as of February 1, 2020	5,790,308	$12.76	5.5	$28,855
Granted or modified	1,449,900	16.87
Canceled or modified	(205,894)	14.23
Forfeited	(327,836)	16.82
Exercised	(423,696)	5.03		$6,066
Outstanding as of January 30, 2021	6,282,782	$13.53	5.5	$50,055
Granted or modified	915,017	27.41
Canceled or modified	(1,499)	16.84
Forfeited	(39,757)	23.19
Exercised	(3,258,329)	10.62		$81,782
Outstanding as of January 29, 2022 (3)	3,898,214	$19.12	7.4	$72,345
Exercisable as of January 29, 2022	2,935,237	$16.99	6.8	$60,672
(1) The fair value of a membership unit(2) as of each period end was $18.62, $17.61, $21.50 and $37.66 for the fiscal years 2018, 2019, 2020 and 2021, respectively.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Performance-Based Unit Options (1)
	Unit Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2019	3,074,504	$9.01	4.1	$29,960
Granted or modified	423,948	16.60
Canceled or modified	(72,609)	12.29
Forfeited	(178,994)	16.60
Exercised	—	—		$—
Outstanding as of February 1, 2020	3,246,849	$9.51	3.6	$26,838
Granted or modified	—	—
Canceled or modified	(97,480)	10.92
Forfeited	(85,564)	16.45
Exercised	(115,184)	4.65		$1,928
Outstanding as of January 30, 2021	2,948,621	$8.81	2.5	$37,422
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	(295,932)	16.72
Exercised	(2,255,780)	6.42		$55,865
Outstanding as of January 29, 2022 (3)	396,909	$16.48	5.8	$8,406
Exercisable as of January 29, 2022	396,909	$16.48	5.8	$8,406
(1) The fair value of a membership unit(2) as of each period end was $18.62, $17.61, $21.50 and $37.66 for the fiscal years 2018, 2019, and 2020 and 2021, respectively.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Restricted Unit Activity

Restricted Unit activity is as follows:

	Service Restricted Units		Liquidity Event Restricted Units		Performance Restricted Units
	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)
Non-vested as of February 2, 2019	18,211	$16.47	1,044,471	$17.36	—	$—
Granted	12,070	16.57	45,265	16.57	—	—
Vested	(18,210)	16.57	—	—	—	—
Forfeited	—	—	(44,923)	16.70	—	—
Non-vested as of February 1, 2020	12,071	$16.57	1,044,813	$17.36	—	$—
Granted	32,049	17.01	1,185,474	17.99	16,328	13.87
Vested	(12,071)	16.58	(802,498)	17.64	—	—
Forfeited	—	—	(88,459)	17.37	—	—
Non-vested as of January 30, 2021	32,049	$17.01	1,339,330	$17.74	16,328	$13.87
Granted	358,960	36.64	—	—	196,056	27.41
Vested	(33,389)	17.34	(1,339,330)	17.74	(4,079)	13.87
Forfeited	(18,741)	27.62	—	—	(4,387)	30.07
Non-vested as of January 29, 2022	338,879	$37.18	—	$—	203,918	$26.54
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

The Company’s outstanding and unvested Service Restricted Units typically vest either (i) 100% on the first anniversary of the grant date, or, if earlier, the business day immediately preceding the following annual meeting of stockholders, or (ii) over a four-year period at rates of 25%, 25%, 25% and 25% on the anniversary of their grant date. In the event of certain Company change of control transactions, the Company’s then-outstanding and unvested Service Restricted Units will become fully vested.
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
The Company’s outstanding and unvested Performance Restricted Units typically vest either (i) over a four-year period at rates of 25%, 25%, 25% and 25% per anniversary of the Performance Restricted Unit holder’s vesting commencement date, so long as the Company achieves (a) the performance metric for the grant year, (b) achieves a stated target share price, or (c) a change of control occurring during the grant year, or (ii) immediately at a rate of 100%, upon the completion of certain Company change of control transactions, so long as during the twenty-four month period following such change of control the unit holder's service is terminated without cause or they submit their resignation for good reason, as defined in the award agreement.

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
Basic and dilutive weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$671,381	$308,764	$120,043

Weighted average common shares outstanding - basic (1)	90,956	77,994	72,477
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	70	7	10
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units (1)	313	1,224	—
Dilutive effect of Service Options (1)	2,300	773	917
Dilutive effect of Performance Unit Options and Performance Stock Options (1)	637	1,433	1,391
Dilutive effect of ESPP Shares	8	—	—
Weighted average common shares outstanding - diluted (1)	94,284	81,431	74,795

Earnings per common share - basic	$7.38	$3.96	$1.66
Earnings per common share - diluted	$7.12	$3.79	$1.60

Anti-dilutive stock-based awards excluded from diluted calculation (1)	24	349	582
(1) See Retrospective Presentation of Ownership Exchange in Note 2

11.Income Taxes
Prior to October 1, 2020, the Company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our IPO, as a result of the Reorganization Transactions completed on October 1, 2020, as described further in the Prospectus, on and after October 1, 2020, the Company is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.
As a result of the Reorganization Transactions, the Company recorded a net deferred tax liability position of $137.3 million, which consisted of the Company’s difference between the Company's financial statement carrying value and the outside tax basis in its NAHC membership units, immediately following the completion of the Reorganization Transactions, measured at the enacted federal and state income tax rates. Additionally, $4.6 million in current tax liability was assumed by the Company as part of the Reorganization Transactions. The combined entry was recorded as a cumulative adjustment to additional paid-in capital for 2020 equal to $141.9 million, as reflected in the statement of stockholders' equity.
Effective January 31, 2021, NAHC discontinued partnership treatment for tax purposes. As a result, our deferred tax liability was no longer measured by reference to membership units in NAHC and instead was measured by reference to the underlying assets and liabilities of our operations. No change in the total reported deferred tax liability occurred as a result of the change in tax structure.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in the U.S. on March 27, 2020, the Consolidated Appropriations Act of 2021 was enacted on December 27, 2020 and the American Rescue Plan Act of 2021 was enacted on March 11, 2021. These legislative actions did not significantly impact our full year effective tax rate in fiscal 2020 or 2021.

The income tax provision consists of the following (amounts in thousands) as of:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current expense:
Federal	$93,373	$23,403	$—
State	15,270	6,231	2,501
Foreign	26	21	19
Total current expense	108,669	29,655	2,520

Deferred expense (benefit):
Federal	69,353	170	—
State	10,139	529	318
Foreign	(2)	2	(21)
Total deferred expense	79,490	701	297
Income tax expense	$188,159	$30,356	$2,817

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	2.6	1.7	2.3
Effect of pre-IPO pass-through income allocated to our members	—	(13.7)	(21.4)
Nondeductible excess compensation	1.3	—	—
Excess tax benefit for share-based compensation	(2.6)	0.0	0.4
Effect of other permanent items	(0.4)	0.0	0.0
Effective income tax rate	21.9%	9.0%	2.3%

The effective tax rate for periods ending January 30, 2021 and February 1, 2020 is less than the U.S. federal tax rate on corporations primarily as a result of the Company’s status as a flow-through entity prior to October 1, 2020. The fiscal year ended January 30, 2021 includes four months of activity subject to U.S. federal and state income tax in addition to the historically reported Texas franchise tax as a result of the Reorganization Transactions. For complete annual periods on and after October 1, 2020, no portion of the Company’s income remains flow-through to the prior members of NAHC. NAHC continued to operate as a tax partnership through January 30, 2021.

Effective January 31, 2021, NAHC discontinued partnership treatment for tax purposes. As a result, our deferred tax liability was no longer measured by reference to membership units in NAHC and instead was measured by reference to the underlying assets and liabilities of our operations. No change in the total reported deferred tax liability occurred as a result of the change in tax structure.

Components of deferred tax assets and liabilities consist of the following (amounts in thousands) as of:

	January 29, 2022	January 30, 2021
Deferred tax assets:
Accounts receivable	$274	$—
Accrued liabilities and reserves	24,227	—
Equity compensation	8,848	—
Other	—	—
Total deferred tax assets	33,349	—

Deferred tax liabilities:
Inventory	(36,108)	—
Prepaid items	(7,505)	—
Property and equipment	(25,720)	—
Intangible assets	(180,891)	—
Other	(337)	(345)
Investment in NAHC	—	(138,358)
Total deferred tax liabilities	(250,561)	(138,703)
Net deferred tax liability	$(217,212)	$(138,703)
Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. As of January 29, 2022, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 29, 2022, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years ending 2019 through 2021, and 2018 through 2021, respectively.

12.Leases

We lease all of our retail stores, distribution centers and corporate offices. Our leases primarily relate to building leases, which generally include options to renew at our sole discretion for five years or more. We regularly extend options for our building leases, which constitutes a lease modification and such events require a re-measurement of the lease liability at current discount rates. The life of leasehold improvement assets are limited by the expected lease term. Additionally, we have certain agreements for equipment rentals, which are typically 12 months or less in duration. As of January 29, 2022, all of our leases are classified as operating leases.

In addition, in certain situations, we may sublease real estate to third parties. Our sublease portfolio consists mainly of former store locations for which we are still under lease and existing store leases in which we have excess or unused space.
In April 2020, the Financial Accounting Standards Board issued Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. This guidance provides entities with the option to elect to account for certain lease concessions as though the enforceable rights and obligations had existed in the original lease. As a result, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in Accounting Standards Codification Topic 842, Leases, to those contracts. During the year ended January 30, 2021, the Company received $2.5 million in lease expense credit related to landlord abated rent as a result of the elections made under this guidance. Additionally, during the year ended January 30, 2021, the Company signed 46 lease extensions requiring lease modification accounting treatment. There were no lease expense credits or extensions requiring lease modification accounting treatment related to COVID-19 during the year ended January 29, 2022.

The components of lease expense and sublease income included in selling, general and administrative ("SG&A") expenses on our statement of income is as follows (amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Operating lease expense	$197,321	$196,794
Short-term lease expense	—	—
Variable lease expense	7,757	5,410
Sublease income	(486)	(756)
Net lease expense	$204,592	$201,448

Information about our operating leases is as follows (dollar amounts in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,253	$86,782
Cash paid for amounts included in the measurement of operating lease liabilities	$203,554	$179,723

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term in years	10.2	11.0
Weighted-average incremental borrowing rate	9.0%	9.1%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.

The remaining maturities of lease liabilities by fiscal year as of January 29, 2022 are as follows (amounts in thousands):

2022	$198,725
2023	192,775
2024	184,030
2025	177,496
2026	169,563
After 2026	902,083
Total lease payments (1)	1,824,672
Less: Interest	(663,928)
Present value of lease liabilities	$1,160,744
(1) Minimum lease payments have not been reduced by sublease rentals of $1.1 million due in the future under non-cancelable subleases.

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
Upon the completion of the IPO, in the third quarter of 2020 the Monitoring Agreement terminated and we recognized the final termination fee of $12.3 million. The termination fee was equal to the net present value of the advisory fees that would have been paid from the termination date through the twelfth anniversary of the Effective Date of the Monitoring Agreement. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $14.8 million and $3.6 million in 2020 and 2019, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of income.

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

On November 6, 2020, the Company issued the Notes, entered into the 2020 Term Loan, and entered into the 2020 ABL Facility. The Company paid $2.5 million in fees to KCM in connection with the Refinancing Transactions. These fees are recorded as deferred loan costs, net of amortization, within the long-term debt on the balance sheets.

Other Related Party Transactions

On January 27, 2021, May 5, 2021, and September 14, 2021, in connection with the Secondary Offering, the May 2021 Secondary Offering, and the September 2021 Secondary Offering, respectively, the Company entered into Underwriting Agreements with affiliates of KKR (as selling stockholders), the several other selling stockholders named therein, and the several underwriters named therein, including KCM (as underwriter). The Secondary Offering, May 2021 Secondary Offering, and September 2021 Secondary Offering were completed on February 1, 2021, May 10, 2021, and September 17, 2021, respectively. The Company did not pay KCM any fees in connection with these secondary offerings.

In connection with the September 2021 Secondary Offering and the May 2021 Secondary Offering, we repurchased from the underwriters (1) 4,500,000 shares of ASO, Inc. common stock at approximately $43.52 for approximately $195.8 million and (2) 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million. The shares repurchased were immediately retired by the Company (see Note 1).
Additionally, KKR has ownership interest in a broad range of portfolio companies and we may have entered into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business. Upon completion of the September 2021 Secondary Offering, KKR no longer holds an ownership interest in the Company.
Fidelity Investments Institutional Operations Company, LLC ("Fidelity") provides the Company with plan administration services on its 401(k) Plan and stock compensation programs (including the Company's Employee Stock Purchase Program). The Company incurred expenses of approximately $0.2 million from Fidelity during the fiscal year ended January 29, 2022, which are included in selling, general and administrative expenses in the consolidated statements of income. Fidelity is an affiliate of FMR LLC, which reported beneficial ownership of shares representing approximately 12.9% of the Company's common stock as of January 29, 2022.

Investments in Managers

For the fiscal year ended February 1, 2020, executives and directors of the Company made cash purchases of Redeemable Membership Units in Managers for approximately $0.1 million. The cash consideration paid for the Redeemable Membership Units was concurrently contributed to NAHC by Managers in exchange for a number of NAHC Membership Units equal to the number of Redeemable Membership Units purchased. There were no investments in Managers for the fiscal year ended January 30, 2021.
During the year ended January 30, 2021, Managers repurchased at fair market value approximately $37.0 thousand of Redeemable Membership Units from a director of the Company for cash. During the year ended February 1, 2020 Managers repurchased at fair market value approximately $0.5 million of Redeemable Membership Units from a director and an executive of the Company for cash. NAHC concurrently repurchased from Managers for cash, at fair market value, a number of NAHC membership units equal to the number of Redeemable Membership Units repurchased from the director and executive.
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

14.Commitments and Contingencies

Technology Related Commitments and Other

As of January 29, 2022, we have obligations under technology-related, construction and other contractual commitments in the amount of $22.6 million. Of such commitments, approximately $14.3 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments

We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of January 29, 2022, we have $20.7 million in related commitments through 2027, of which $7.7 million is payable in next 12 months.

15.Employee Benefit Plans

401(k) Plan

We sponsor a safe harbor defined contribution 401(k) profit sharing plan (the "401(k) Plan") for our eligible employees. The 401(k) Plan includes an eligible employee compensation deferral feature, Company matching contributions and a Company profit sharing component. Eligible employees are permitted to contribute up to 75% of their eligible compensation on a pretax basis to the 401(k) Plan, subject to Internal Revenue Service limitations. We match 100% of the money contributed by a plan participant to the 401(k) Plan each pay period, on a dollar-for-dollar basis, up to 6% of a plan participant’s eligible compensation during such pay period. Annual Company profit sharing contributions are made at the discretion of our board of directors, subject to certain limitations. The 401(k) Plan may be amended or terminated at our discretion. Employer contributions related to the 401(k) Plan totaled $15.6 million, $13.2 million and $12.4 million in 2021, 2020 and 2019, respectively.

16.Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial information for the fiscal years ended 2021 and 2020 are reflected in the table below (in thousands, except earnings per share data):

	1st	2nd	3rd	4th
(amounts in thousands)	Quarter	Quarter	Quarter	Quarter
2021:
Net sales	$1,580,333	$1,791,530	$1,592,795	$1,808,470
Gross margin	563,701	642,496	560,838	584,060
Operating income	239,074	254,558	216,113	198,202
Loss on early retirement of debt, net	—	2,239	—	—
Net income	$177,796	$190,510	$161,305	$141,770

Earnings (loss) per common share:
Basic	$1.93	$2.06	$1.77	$1.61
Diluted	$1.84	$1.99	$1.72	$1.57

Weighted average common shares outstanding:
Basic	92,088	92,627	91,140	87,970
Diluted	96,472	95,891	93,844	90,475

2020:
Net sales	$1,136,301	$1,606,420	$1,349,076	$1,597,436
Gross margin	297,945	496,501	440,511	499,088
Operating income	14,022	183,788	81,556	141,032
(Gain) loss on early retirement of debt, net	—	(7,831)	—	4,249
Net income (loss)	$(10,020)	$167,676	$59,586	$91,522

Earnings (loss) per common share:
Basic (1)	$(0.14)	$2.31	$0.78	$1.01
Diluted (1)	$(0.14)	$2.25	$0.74	$0.97

Weighted average common shares outstanding:
Basic (1)	72,474	72,478	76,771	90,253
Diluted (1)	72,474	74,439	80,714	94,377
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

17.Subsequent Events

Our management evaluated events or transactions that occurred after January 29, 2022 through March 29, 2022 the issuance date of the consolidated financial statements, and identified the following matter to report:

On March 3, 2022, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.075 per share on the Company's common stock, payable on April 14, 2022 to stockholders of record as of the close of business on March 17, 2022.

Item 16. Form 10–K Summary

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
4.1	Indenture, dated as of November 6, 2020, by and among Academy, Ltd., as issuer, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.1	Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.2	Amendment No. 4, dated May 25, 2021, to the Second Amended and Restated Credit Agreement among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).
10.3	Amended and Restated Term Loan Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.4	Amended and Restated Term Loan Pledge Agreement, dated as of July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.5	ABL Intercreditor Agreement, dated July 2, 2015, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the Term Loan Secured Parties referred to therein, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, and each of the subsidiaries of the Borrower listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.6	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the Additional Debt Secured Parties referred to therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.7	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, and Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.8	First Lien Intercreditor Agreement, dated November 6, 2020, among Credit Suisse AG, Cayman Islands Branch, as First Lien Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon Trust (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).

Exhibit Number	Description of Exhibit
10.9	First Amended and Restated ABL Credit Agreement, dated July 2, 2015, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.10	Amendment No. 1 to First Amended and Restated ABL Credit Agreement, dated as of May 22, 2018, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, each of the Guarantors party thereto, each of the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.11	Amendment No. 2 to First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the letter of credit issuer, administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.12	Amended and Restated ABL Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.13	Amended and Restated ABL Pledge Agreement, dated July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.14	Notes Security Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.15	Notes Pledge Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.16	Amendment to the Registration Rights Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC and New Academy Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.17†	Form of 2021 RSU Executive Retention Award Agreement (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on From 10-Q filed on December 10, 2021).
10.18†	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2020).
10.19†	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.20†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.21†	2020 Form of Performance-Based Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.22†	2021 Form of Performance-Based Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan. Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).

Exhibit Number	Description of Exhibit
10.23†	2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.24†	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.25†	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.26†	Form of 2019 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.27†	Form of 2019 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.28†	Form of 2018 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.29†	Form of 2018 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.30†	Form of 2018 Non Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.31†	Form of 2017 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.32†	Form of 2016 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.33†	Form of August 2020 Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.34†	Form of 2020 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.35†	Form of 2020 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.36†	Form of 2019 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.37†	Form of 2018 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (as amended) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.38†	Form of Independent Non-Employee Director Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.39†	Form of 2018 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.40†	Ken C. Hicks Employment Agreement, dated August 2, 2018 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.41†	Michael P. Mullican Employment Agreement, dated January 6, 2017 and amended on December 21, 2017 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.42†	Steven (Steve) P. Lawrence Employment Agreement, dated January 29, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.43†	Samuel (Sam) J. Johnson Employment Agreement, dated April 17, 2017 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.44†	Jamey Traywick Rutherford Employment Agreement, dated October 1, 2018 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.45†	Form of 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.46	Stockholders Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC, KKR 2006 Allstar Blocker L.P. and Allstar Co-Invest Blocker L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.47†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP (with respect to the financial statements of Academy Sports and Outdoors, Inc.).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 has been formatted in Inline XBRL.
*	Filed herewith
**	This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement

The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 29, 2022 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	HEATHER A. DAVIS
Heather A. Davis
Senior Vice President of Accounting, Treasury and Tax
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	KEN C. HICKS	Chairman, President and Chief Executive Officer	March 29, 2022
	Ken C. Hicks	(principal executive officer)

/s/	MICHAEL P. MULLICAN	Executive Vice President and Chief Financial Officer	March 29, 2022
	Michael P. Mullican	(principal financial officer)

/s/	HEATHER A. DAVIS	Senior Vice President of Accounting, Treasury and Tax	March 29, 2022
	Heather A. Davis	(principal accounting officer)

/s/	WENDY A. BECK	Director	March 29, 2022
Wendy A. Beck

/s/	BRIAN T. MARLEY	Director	March 29, 2022
Brian T. Marley

/s/	TOM M. NEALON	Director	March 29, 2022
Tom M. Nealon

/s/	ALLEN I. QUESTROM	Director	March 29, 2022
Allen I. Questrom

/s/	BERYL B. RAFF	Director	March 29, 2022
Beryl B. Raff

/s/	NATE H. TAYLOR	Director	March 29, 2022
Nate H. Taylor

/s/	CHRIS L. TURNER	Director	March 29, 2022
Chris L. Turner

/s/	SHAREN J. TURNEY	Director	March 29, 2022
Sharen J. Turney

/s/	JEFF C. TWEEDY	Director	March 29, 2022
Jeff C. Tweedy

ACADEMY SPORTS AND OUTDOORS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
January 29, 2022:
Allowance for doubtful accounts	$1,172	$74	(5)	$(514)	(1)	$732
Sales return allowance	5,800	13,200	(2)	(12,800)	(2)	6,200
Inventory shrink adjustments	8,504	74,441		(71,249)	(3)	11,696
Self-insurance reserves	22,065	72,313		(69,869)	(4)	24,509

January 30, 2021:
Allowance for doubtful accounts	$3,275	$(205)		$(1,898)	(1)	$1,172
Sales return allowance	5,500	11,300	(2)	(11,000)	(2)	5,800
Inventory shrink adjustments	12,891	76,990		(81,377)	(3)	8,504
Self-insurance reserves	22,429	61,920		(62,284)	(4)	22,065

February 1, 2020:
Allowance for doubtful accounts	$3,008	$499		$(232)	(1)	$3,275
Sales return allowance	5,800	9,400	(2)	(9,700)	(2)	5,500
Inventory shrink adjustments	19,271	62,975		(69,355)	(3)	12,891
Self-insurance reserves	22,807	61,220		(61,598)	(4)	22,429
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