Form 10-Q
period 2022-04-30
Academy Sports & Outdoors, Inc.
filed 2022-06-07
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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

As of May 31, 2022, Academy Sports and Outdoors, Inc. had 85,096,754 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$472,395	$485,998	$593,288
Accounts receivable - less allowance for doubtful accounts of $808, $732 and $1,450, respectively	12,666	19,718	10,831
Merchandise inventories, net	1,323,886	1,171,808	1,080,804
Prepaid expenses and other current assets	39,578	36,460	30,369
Assets held for sale	1,763	1,763	1,763
Total current assets	1,850,288	1,715,747	1,717,055

PROPERTY AND EQUIPMENT, NET	339,529	345,836	366,005
RIGHT-OF-USE ASSETS	1,085,805	1,079,546	1,127,645
TRADE NAME	577,246	577,215	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	4,368	4,676	7,685
Total assets	$4,719,156	$4,584,940	$4,657,310

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$825,456	$737,826	$864,966
Accrued expenses and other current liabilities	274,399	303,207	287,592
Current lease liabilities	85,719	83,077	82,676
Current maturities of long-term debt	3,000	3,000	4,000
Total current liabilities	1,188,574	1,127,110	1,239,234

LONG-TERM DEBT, NET	683,325	683,585	781,035
LONG-TERM LEASE LIABILITIES	1,081,871	1,077,667	1,132,196
DEFERRED TAX LIABILITIES, NET	224,366	217,212	164,038
OTHER LONG-TERM LIABILITIES	12,512	12,420	26,932
Total liabilities	3,190,648	3,117,994	3,343,435

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 85,071,234; 87,079,394 and 93,887,109 issued and outstanding as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively.	850	870	939
Additional paid-in capital	199,559	198,016	150,370
Retained earnings	1,328,099	1,268,060	1,164,964
Accumulated other comprehensive loss	—	—	(2,398)
Stockholders' equity	1,528,508	1,466,946	1,313,875
Total liabilities and stockholders' equity	$4,719,156	$4,584,940	$4,657,310

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
NET SALES	$1,467,730	$1,580,333
COST OF GOODS SOLD	946,306	1,016,632
GROSS MARGIN	521,424	563,701

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	315,931	324,627
OPERATING INCOME	205,493	239,074

INTEREST EXPENSE, NET	10,920	14,549
OTHER (INCOME), NET	(697)	(397)
INCOME BEFORE INCOME TAXES	195,270	224,922

INCOME TAX EXPENSE	45,464	47,126
NET INCOME	$149,806	$177,796

EARNINGS PER COMMON SHARE:
BASIC	$1.73	$1.93
DILUTED	$1.69	$1.84
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	86,658	92,088
DILUTED	88,614	96,472

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
COMPREHENSIVE INCOME:
Net income	$149,806	$177,796
Recognized interest expense on interest rate swaps	—	1,196
Tax expense	—	(270)
Total comprehensive income	$149,806	$178,722

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share amounts)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$—	$1,466,946
Net income	—	—	—	149,806	—	149,806
Equity compensation	—	—	3,499	—	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	—	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—	—
Stock option exercises	201	2	3,292	—	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	—	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$—	$1,528,508

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 30, 2021	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983
Net income	—	—	—	177,796	—	177,796
Equity compensation	—	—	5,874	—	—	5,874
Settlement of vested Restricted Stock Units	87	1	(1)	—	—	—
Share-Based Award Payments adjustment for forfeitures	—	—	39	—	—	39
Stock option exercises	2,686	27	17,230	—	—	17,257
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	926	926
Balances as of May 1, 2021	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,806	$177,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,578	25,298
Non-cash lease expense	586	500
Equity compensation	3,499	5,874
Amortization of terminated interest rate swaps, deferred loan and other costs	777	2,030
Deferred income taxes	7,154	25,064
Changes in assets and liabilities:
Accounts receivable, net	7,052	6,474
Merchandise inventories, net	(152,078)	(90,769)
Prepaid expenses and other current assets	(3,118)	(2,055)
Other noncurrent assets	23	612
Accounts payable	85,640	77,326
Accrued expenses and other current liabilities	(66,475)	(29,039)
Income taxes payable	38,561	21,357
Other long-term liabilities	92	(1,240)
Net cash provided by operating activities	97,097	219,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,280)	(16,808)
Purchases of intangible assets	(32)	—
Net cash used in investing activities	(17,312)	(16,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(750)	(1,000)
Share-Based Award Payments	—	(2,993)
Proceeds from exercise of stock options	3,294	17,257
Taxes paid related to net share settlement of equity awards	(895)	—
Repurchase of common stock for retirement	(88,501)	—
Dividends paid	(6,536)	—
Net cash provided by (used in) financing activities	(93,388)	13,264

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,603)	215,684
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,998	377,604
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$472,395	$593,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,909	$6,253
Cash paid for income taxes	$260	$1,773

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash issuance of common shares	$—	$501
Change in capital expenditures in accounts payable and accrued liabilities	$1,991	$3,765
Right-of-use assets obtained in exchange for new operating leases	$30,019	$5,939

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. On October 6, 2020, ASO, Inc. completed an initial public offering and as of September 17, 2021, KKR no longer held an ownership interest in the Company.
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of April 30, 2022, we operated 260 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 29, 2022 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended April 30, 2022 are not necessarily indicative of the results that will be realized for the fiscal year ending January 28, 2023 or any other period. The balance sheet as of January 29, 2022 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC ("NAHC"), Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, and Academy International Limited. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 1, 2021 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Share Repurchases
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the 2021 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2021 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2021 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
During the thirteen weeks ended April 30, 2022, we repurchased and concurrently retired 2,272,349 shares of ASO, Inc. common stock for an aggregate amount of $88.5 million pursuant to the 2021 Share Repurchase Program. The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of April 30, 2022, approximately $100.2 million remained available for share repurchases pursuant to our 2021 Share Repurchase Program (see Note 13).
Recent Accounting Pronouncements
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Merchandise division sales (1)
Outdoors	$457,854	$485,661
Sports and recreation	354,049	402,424
Apparel	342,368	375,757
Footwear	303,132	310,447
Total merchandise sales (2)	1,457,403	1,574,289
Other sales (3)	10,327	6,044
Net Sales	$1,467,730	$1,580,333
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 1, 2021 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 9.5% and 7.4% of merchandise sales for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Gift card liability, beginning balance	$86,568	$74,253
Issued	18,209	18,442
Redeemed	(30,278)	(28,490)
Recognized as breakage income	(1,010)	(963)
Gift card liability, ending balance	$73,489	$63,242

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	April 30, 2022	January 29, 2022	May 1, 2021
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	297,000	297,750	399,000
Notes, due November 2027	400,000	400,000	400,000
Total debt	697,000	697,750	799,000
Less current maturities	(3,000)	(3,000)	(4,000)
Less unamortized discount on Term Loan	(2,353)	(2,463)	(3,714)
Less deferred loan costs (1)	(8,322)	(8,702)	(10,251)
Long-term debt, net	$683,325	$683,585	$781,035
(1) Deferred loan costs are related to the Term Loan and Notes.
As of April 30, 2022, January 29, 2022 and May 1, 2021, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $4.0 million, $4.3 million and $5.2 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.7 million and $0.7 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. Total expenses related to accretion of original issuance discount were $0.1 million and $0.1 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
Term Loan

We refer to the 2020 Term Loan and the Amendment collectively as the "Term Loan".
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
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of April 30, 2022, the weighted average interest rate was 4.50%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Loan is prepaid under certain circumstances. As of April 30, 2022, no prepayment was due under the terms and conditions of the Term Loan.
Notes
On November 6, 2020, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture") with The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. The Notes require cash interest payments semi-annually in arrears on May 15 and November 15 of each year at a rate of 6.00% per year.

ABL Facility
On November 6, 2020, Academy, Ltd., as borrower, and the guarantors, amended the previously existing secured asset-based revolving credit facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender and the several lenders party thereto, which ABL amendment, among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (the "ABL Facility").
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of April 30, 2022, we had outstanding letters of credit of approximately $21.4 million, of which $17.8 million were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $982.2 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of April 30, 2022, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of April 30, 2022.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates. All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. As of April 30, 2022, we do not have any derivative financial instruments outstanding.
For derivatives which were designated as hedging instruments, amounts included in Accumulated Other Comprehensive Income (Loss) ("AOCI") were reclassified to interest expense in the same period during which the hedged transaction affected earnings, which was as interest expense was recorded on the underlying Term Loan. The impact of gains and losses related to interest rate swaps that were deferred into AOCI and subsequently reclassified into expense are as follows (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Accumulated Other Comprehensive Loss, beginning	$—	$(3,324)
Increase to interest expense (net of tax impact of $270 for the thirteen weeks ended May 1, 2021)	—	926
Accumulated Other Comprehensive Loss, ending	$—	$(2,398)

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of April 30, 2022, January 29, 2022 and May 1, 2021, we held $357.1 million, $401.0 million and $476.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of April 30, 2022, January 29, 2022, and May 1, 2021 the estimated fair value of the Term Loan and Notes was $0.7 billion, $0.7 billion, and $0.8 billion respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	April 30, 2022	January 29, 2022	May 1, 2021
Leasehold improvements	$458,752	$456,918	$443,513
Equipment and software	607,752	602,289	565,873
Furniture and fixtures	339,265	336,679	322,326
Construction in progress	20,414	11,147	23,926
Land	3,698	3,698	3,698
Total property and equipment	1,429,881	1,410,731	1,359,336
Accumulated depreciation and amortization	(1,090,352)	(1,064,895)	(993,331)
Property and equipment, net	$339,529	$345,836	$366,005

Depreciation expense was $25.6 million and $25.3 million in the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, and is included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	April 30, 2022	January 29, 2022	May 1, 2021
Accrued interest	$12,804	$6,583	$14,003
Accrued personnel costs	42,859	115,073	60,830
Accrued professional fees	1,849	4,534	3,453
Accrued sales and use tax	18,276	13,054	29,493
Accrued self-insurance	14,420	15,824	14,125
Deferred revenue - gift cards and other	76,146	88,713	66,309
Income taxes payable	48,163	9,602	45,087
Property taxes	25,684	17,747	24,798
Sales return allowance	6,600	6,200	6,100
Other	27,598	25,877	23,394
Accrued expenses and other current liabilities	$274,399	$303,207	$287,592

9. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. As of April 30, 2022, there were 2,445,685 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of April 30, 2022, there were 1,885,546 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $3.5 million and $5.9 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. These costs are included in selling, general and administrative expenses in the statements of income.
Distribution
On August 28, 2020, New Academy Holding Company, LLC, the parent holding company for our operations prior to our initial public offering, paid a $257.0 million distribution to its members of record as of August 25, 2020. Cash payments ("Share-Based Award Payments") of $32.2 million for unvested Awards were paid upon vesting of such Awards, which was completed and paid in-full as of July 31, 2021. No further Share-Based Award Payments relative to the distribution are payable as of April 30, 2022.

Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the "SEC simplified" method. Expected price volatility was determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Award. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was calculated based on the most recent annualized quarterly dividend and the valuation date closing stock price. The assumptions used to calculate the fair value of Awards granted are evaluated and modified, as necessary, to reflect current market conditions and experience.
The following table presents the assumptions and grant date fair values for Service Options granted in the thirteen weeks ended April 30, 2022:

Expected life in years	6.2
Expected volatility	43%
Weighted-average volatility	43.0%
Risk-free interest rate	2.4% to 2.8%
Dividend yield	0.8%

The following table presents the Award grants during the thirteen weeks ended April 30, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	810,708	136,913	168,703
Weighted average grant date fair value per Award	$16.33	$39.37	$39.18
Weighted average exercise price per Award	$39.18	N/A	N/A

The following table presents the unrecognized compensation cost as of April 30, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$21,176,307	$14,048,722	$8,374,632
Weighted average life remaining in years	3.5	3.0	3.5

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

Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$149,806	$177,796

Weighted average common shares outstanding - basic	86,658	92,088
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	36	—
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	101	910
Dilutive effect of Service Options	1,607	2,095
Dilutive effect of Performance Unit Options and Performance Stock Options	212	1,379
Dilutive effect of ESPP Shares	—	—
Weighted average common shares outstanding - diluted	88,614	96,472

Earnings per common share - basic	$1.73	$1.93
Earnings per common share - diluted	$1.69	$1.84

Anti-dilutive stock-based awards excluded from diluted calculation	311	303

11. Related Party Transactions
On January 27, 2021, in connection with the Secondary Offering, the Company entered into an Underwriting Agreement with affiliates of KKR (as selling stockholders), the several other selling stockholders named therein, and the several underwriters named therein, including KCM (as underwriter). The Secondary Offering was completed on February 1, 2021. The Company did not pay KCM any fees in connection with this secondary offering.

12. Commitments and Contingencies

Freight, Technology Related and Other Commitments
As of April 30, 2022, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $73.9 million. Of such commitments, approximately $45.4 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of April 30, 2022, we have $19.5 million in related commitments through 2027, of which $6.8 million is payable in the next 12 months.

13. Subsequent Events
Our management evaluated events or transactions that occurred after April 30, 2022 through June 7, 2022, the issuance date of the consolidated financial statements, and identified the following matters to report:

On June 2, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended April 30, 2022, of $0.075 per share of the Company's common stock, payable on July 14, 2022, to stockholders of record as of the close of business on June 16, 2022.

On June 2, 2022, the Company's Board of Directors authorized a new share repurchase program under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025 (the "2022 Share Repurchase Program"). Under the 2022 Share Repurchase Program repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2022 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

The total availability under the 2022 Share Repurchase Program and the 2021 Share Repurchase Program is approximately $700.2 million.

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
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 29, 2022, and in this Quarterly Report, as such risk factors have been updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov.
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
The following is a summary of the principal factors that make an investment in our securities speculative or risky (all of which are more fully described in the section entitled "Risk Factors" in the Annual Report):
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
•fluctuations in merchandise (including raw material) costs and availability;
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
•our stock price is volatile and may decline;
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended April 30, 2022 and our audited financial statements for the fiscal year ended January 29, 2022 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
All references to "Academy," "Academy Sports + Outdoors," "ASO, Inc.", "we," "us," "our" or the "Company" in this Quarterly Report refer to Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our subsidiaries, including our indirect subsidiary, Academy, Ltd., an operating company which is doing business as "Academy Sports + Outdoors."
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31, (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter", "2022 first quarter" or similar reference refers to the thirteen week period ended April 30, 2022, and any reference to the "prior year quarter", "2021 first quarter" or similar reference refers to the thirteen week period ended May 1, 2021. Unless otherwise specified, all comparisons regarding the current period of 2022 are made to the corresponding period of 2021.

All statements in this Quarterly Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Overview
We are one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All” and fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports & recreation, apparel, and footwear (representing 31%, 24%, 24% and 21% of our 2022 first quarter net sales, respectively) through both leading national brands and a portfolio of owned brands and private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of April 30, 2022, we operated 260 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, which includes our website at www.academy.com and our mobile app, newly introduced in the 2021 second quarter. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Beginning stores	259	259
Q1 new stores	1	—
Closed	—	—
Ending stores	260	259

Relocated stores	—	1

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
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website or mobile app are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through our buy-online-pickup-in-store program ("BOPIS"). For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store.
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
We have seen a significant comparable store sales increase in recent full year results from (0.7%) in 2019 to 16.1% and 18.9% in 2020 and 2021, respectively. However, we experienced a decrease in comparable sales of (7.5)% for the 2022 first quarter as compared to an increase in the 2021 first quarter of 38.9%. The large 2021 first quarter comparable sales were affected by U.S. government stimulus packages, which had a positive impact on sales in the first quarter of 2021 and a negative impact to comparable sales for the first quarter of 2022. See the discussion on Net Sales below for some contributing factors to these changes.
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation. See "Non-GAAP Measures" below.
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
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to avoid markdowns and clearance which negatively impact sales and gross margin. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores over the past few years. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years and we expect that it will continue to be a driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2021 and in the first quarter of 2022. During the year-to-date 2022, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and we expect to open at least eight new stores in 2022. Additionally, we intend to open a significant number of new stores over the next five years. Most of our stores achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.
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

For the past several quarters, we have seen increased competition across the industry for resources throughout the supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have begun to experience a period of decreased or delayed supply and high inflationary levels. These factors have negatively impacted transportation and inventory costs, as we continue to pay higher prices to maintain our inventory levels. To help mitigate these constraints and potential disruptions to our supply chain, we continue to work with our partners by ordering merchandise earlier, securing transportation capacity, and utilizing different ports of entry.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. As sales increase at a higher rate than our SG&A, this results in sales leverage and a higher sales flow through to net income, which we have experienced in recent years with SG&A expenses as a percentage of sales declining from 25.9% to 23.1% to 21.3% for the full years of 2019, 2020 and 2021, respectively. SG&A expenses as a percentage of sales increased from 20.5% in the 2021 first quarter to 21.5% in the 2022 first quarter. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the financial statements included in this Quarterly Report) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In November of 2020, we refinanced our debt resulting in an approximate $630 million reduction in our overall debt outstanding. Subsequently, in May of 2021 we entered into an amendment to our Term Loan which reduced the applicable margin on our LIBOR rate by 1.25% and paid down $99 million. These actions have resulted in interest expense reductions in the full year 2021 and in the 2022 first quarter.
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily as a result of changes in income before income taxes.
Impact of COVID-19 on Our Business
The COVID-19 pandemic continues to affect our business, as well as our customers, team members and suppliers. Governmental authority safety recommendations and requirements such as stay at home orders and business closures aimed at mitigating the spread of the virus, both in the U.S. and internationally, have contributed to the recent supply chain disruptions. These disruptions have resulted in decreased transportation, goods and labor availability and increased inflationary levels. Additionally, the U.S. government released stimulus packages throughout 2020 and 2021 as a result of the economic situation caused by the pandemic, which had a positive impact on sales during those periods.
The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the pandemic will depend largely on future developments, including whether there are additional periods of increases or spikes in the number of COVID-19 cases, further mutations or related strains of the virus (or even the threat or perception that this could occur), within the markets in which we operate and from which we and our suppliers source products and materials and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain. We continue to monitor the evolving situation. See the section of the Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."

Results of Operations

Thirteen Weeks Ended April 30, 2022 Compared to Thirteen Weeks Ended May 1, 2021
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	April 30, 2022		May 1, 2021		Dollars	Percent
Net sales	$1,467,730	100.0%	$1,580,333	100.0%	$(112,603)	(7.1)%
Cost of goods sold	946,306	64.5%	1,016,632	64.3%	(70,326)	(6.9)%
Gross margin	521,424	35.5%	563,701	35.7%	(42,277)	(7.5)%
Selling, general and administrative expenses	315,931	21.5%	324,627	20.5%	(8,696)	(2.7)%
Operating income	205,493	14.0%	239,074	15.1%	(33,581)	(14.0)%
Interest expense, net	10,920	0.7%	14,549	0.9%	(3,629)	(24.9)%
Other (income), net	(697)	0.0%	(397)	0.0%	(300)	75.6%
Income before income taxes	195,270	13.3%	224,922	14.2%	(29,652)	(13.2)%
Income tax expense	45,464	3.1%	47,126	3.0%	(1,662)	(3.5)%
Net income	$149,806	10.2%	$177,796	11.3%	$(27,990)	(15.7)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $112.6 million, or 7.1%, for the 2022 first quarter compared to 2021 first quarter as a result of decreased comparable sales of 7.5% and partially offset by increased sales from the addition of one new store during the period. The decrease in sales was the result of fewer transactions partially offset by an increase in average ticket.
The decrease of 7.5% in comparable sales was driven by lower sales across all merchandise divisions and higher comparable sales in the prior year quarter that were partially due to stimulus payments issued by the U.S. government during that period. The sports and recreation division sales were lower, primarily driven by recreation and fitness as these divisions were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as bikes, outdoor games and fitness equipment. These decreases in the current year were partially offset by increased sales in team sports, including baseball, basketball and soccer. The apparel division experienced declining sales largely due to athletic apparel, youth apparel, and outdoor and seasonal apparel, which were partially offset by increased sales in licensed apparel. The outdoor merchandise division had declines in fishing and shooting sports, partially offset by an increase in camping. The footwear division decreased due to lower sales in the casual and seasonal category and the team sports category, partially offset by increases in the youth category.
E-commerce net sales increased $21.9 million, or 18.8%, in the 2022 first quarter compared to the 2021 first quarter and represented 9.5% of merchandise sales in the 2022 first quarter compared to 7.4% in the 2021 first quarter.
Gross Margin. Gross margin decreased $42.3 million, or 7.5%, to $521.4 million for the 2022 first quarter from $563.7 million for the 2021 first quarter. As a percentage of net sales, gross margin decreased 0.2% from 35.7% in the 2021 first quarter to 35.5% in the 2022 first quarter. The decrease of 20 basis points in gross margin is primarily attributable to:
•23 basis points of unfavorability on inventory valuation adjustments;
•18 basis points of unfavorability in e-commerce shipping costs due to an increase in e-commerce sales during the 2022 first quarter; partially offset by
•20 basis points of favorability related to merchandise margins.

Selling, General and Administrative Expenses. SG&A expenses decreased $8.7 million, or 2.7%, to $315.9 million for the 2022 first quarter from $324.6 million for the 2021 first quarter. As a percentage of net sales, SG&A expenses were up 1.0% to 21.5% in the 2022 first quarter compared to 20.5% in the 2021 first quarter. The increase of 100 basis points in SG&A is primarily attributable to deleverage from decreased sales on decreased SG&A costs.

Interest Expense. Interest expense decreased $3.6 million, or 24.9%, for the 2022 first quarter when compared to the 2021 first quarter, resulting from a lower outstanding balance and a reduction in interest rates on our long-term debt as a result of the repricing of our Term Loan which occurred in May 2021.

Other (Income), net. Other income, net, remained relatively flat, increasing $0.3 million in the 2022 first quarter when compared to the 2021 first quarter.

Income Tax Expense. Income tax expense decreased $1.7 million to $45.5 million for the 2022 first quarter as compared to $47.1 million for the 2021 first quarter, resulting primarily from decreased income before income taxes. ASO, Inc.’s effective tax rate for the 2022 first quarter was 23.3% compared to 20.9% in the 2021 first quarter. The change in effective tax rate was primarily driven by a prior year benefit from tax deductions related to the exercise of several equity compensation awards during the 2021 first quarter.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses and other adjustments, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
We believe Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management believes Adjusted Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation.

Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or net cash provided by operating activities as a measure of liquidity, or any other performance measures derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow should not be construed to imply that our future results will be unaffected by any such adjustments.
Our Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect changes in, or cash requirements for, our working capital needs;
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
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted Free Cash Flow do not reflect cash requirements for such replacements; and
•other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness. Management compensates for these limitations by primarily relying on our GAAP results in addition to using Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow supplementally.

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$149,806	$177,796
Interest expense, net	10,920	14,549
Income tax expense	45,464	47,126
Depreciation and amortization	25,578	25,298
Equity compensation (a)	3,499	5,874
Pre-opening expenses (b)	962	—
Other (c)	—	350
Adjusted EBITDA	$236,229	$270,993
Less: Depreciation and amortization	(25,578)	(25,298)
Adjusted EBIT	$210,651	$245,695

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)
Other adjustments include (representing deductions or additions to Adjusted EBITDA and Adjusted EBIT) amounts that management believes are not representative of our operating performance, such as costs associated with secondary offerings, installation costs for energy savings associated with our profitability initiatives and other costs associated with business optimization initiatives.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$149,806	$177,796
Equity compensation (a)	3,499	5,874
Pre-opening expenses (b)	962	—
Other (c)	—	350
Tax effects of these adjustments (d)	(1,040)	(1,489)
Adjusted Net Income	$153,227	$182,531

Adjusted Earnings per Share:
Basic	$1.77	$1.98
Diluted	$1.73	$1.89
Weighted average common shares outstanding:
Basic	86,658	92,088
Diluted	88,614	96,472

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)
Other adjustments include (representing deductions or additions to Adjusted Net Income) amounts that management believes are not representative of our operating performance, such as costs associated with secondary offerings, installation costs for energy savings associated with our profitability initiatives and other costs associated with business optimization initiatives.

(d)
For the thirteen weeks ended April 30, 2022 and May 1, 2021, this represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at the estimated effective tax rate for the fiscal year ended January 28, 2023 and January 29, 2022, respectively.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$97,097	$219,228
Net cash used in investing activities	(17,312)	(16,808)
Adjusted Free Cash Flow	$79,785	$202,420

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On April 30, 2022, our cash and cash equivalents totaled $472.4 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt
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
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2022	2023	2024	2025	2026	After 2026	Total
Term Loan and related interest (1)	$15,240	$23,576	$22,621	$21,857	$21,408	$298,025	$402,727
Notes and related interest (2)	24,000	24,000	24,000	24,000	24,000	424,000	544,000
ABL Facility and related interest (3)	1,868	2,500	2,500	1,909	—	—	8,777

(1) Interest payments are future cash payments which do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assumes no unscheduled principal payments until maturity.

(2) Assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$954,516	$780,945

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	April 30, 2022	January 29, 2022	May 1, 2021
Outstanding borrowings	$—	$—	$—
Issued letters of credit	$17,828	$17,828	$13,577
Available borrowing capacity	$982,172	$874,831	$819,401

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2022 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at April 30, 2022. The following table summarizes our remaining operating lease obligations by fiscal year:

	2022	2023	2024	2025	2026	After 2026	Total
Operating lease payments (1) (2)	$151,805	$199,343	$190,321	$183,786	$175,854	$977,179	$1,878,288

(1) Minimum lease payments have not been reduced by sublease rentals of $0.9 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of April 30, 2022.

In the first quarter of 2022, we opened our first new location in two years. We intend to open at least eight stores in 2022.
Share Repurchases
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. Under the 2021 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2021 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2021 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of April 30, 2022, $100.2 million remained available for share repurchases pursuant to our 2021 Share Repurchase Program.

The following table summarizes our share repurchases for the fiscal year ended January 29, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 31, 2021 to May 1, 2021)	—	$—	$—
Second Quarter (May 2, 2021 to July 31, 2021) (1)	3,229,974	30.96	99,999,995
Third Quarter (August 1, 2021 to October 30, 2021)	5,722,892	42.96	245,837,186
Fourth Quarter (October 31, 2021 to January 29, 2022)	1,613,930	40.63	65,571,394
Total Shares Repurchased	10,566,796	$38.93	$411,408,575
(1) Shares repurchased during the 2021 second quarter were not subject to the 2021 Share Repurchase Program.

The following table summarizes our share repurchases for the year-to-date 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 30, 2022 to April 30, 2022) (2)	2,272,349	$38.95	$88,500,881
Total Shares Repurchased	2,272,349	$38.95	$88,500,881
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2022 first quarter share repurchases.

On June 2, 2022, the Board of Directors of the Company authorized a new share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The total availability under the combined 2022 Share Repurchase Program and 2021 Share Repurchase Program is approximately $700.2 million (see Note 13 to the accompanying financial statements).
Dividend
On March 3, 2022, the Company's Board of Directors declared an inaugural quarterly cash dividend in the amount of $0.075 per share on the Company's common stock, which was paid on April 14, 2022 to stockholders of record as of the close of business on March 17, 2022. The total dividend paid in the 2022 first quarter was $6.5 million.
On June 2, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended April 30, 2022, of $0.075 per share of the Company's common stock, payable on July 14, 2022, to stockholders of record as of the close of business on June 16, 2022 (see Note 13 to the accompanying financial statements).

Capital Expenditures
We expect capital expenditures for fiscal year 2022 to be approximately $140.0 million. Approximately 50% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in new stores and relocations are expected to be 30% of our planned cash outflow and the remaining 20% of the planned cash outflow is expected to be utilized in updates for existing stores and distribution centers. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Thirteen Weeks Ended April 30, 2022 and May 1, 2021

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$97,097	$219,228
Net cash used in investing activities	(17,312)	(16,808)
Net cash provided by (used in) financing activities	(93,388)	13,264
Net increase (decrease) in cash and cash equivalents	$(13,603)	$215,684

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the 2022 first quarter decreased $122.1 million, compared to 2021 first quarter. This decrease in cash was attributable to:
•$73.0 million net decrease in cash flows provided by operating assets and liabilities;
•$28.0 million decrease in net income; and
•$21.2 million net decrease in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$61.3 million decrease in cash flows from merchandise inventories, net related to increased inventory in the 2022 first quarter due to higher sales in the prior year period;
•$37.4 million decrease in cash flows from accrued expenses and other current liabilities related primarily to increased employee costs, largely driven by performance compensation payments made in the 2022 first quarter; partially offset by
•$17.2 million increase in income taxes payable due to timing of payments.

The decrease from non-cash charges was primarily caused by:
•$17.9 million decrease in deferred income taxes.

Investing Activities. Cash used in investing activities increased $0.5 million in the 2022 first quarter compared to the 2021 first quarter. The increase in cash used in investing activities is primarily due to:
•$0.5 million higher capital expenditures related to new stores and store updates, partially offset by decreased costs related to the distribution centers for improvements made in the 2021 first quarter.

Financing Activities. Cash used in financing activities increased $106.7 million in the 2022 first quarter, compared to the 2021 first quarter. The primary drivers of the increase were:
•$88.5 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock in the 2022 first quarter;
•$14.0 million decrease in net proceeds from the exercise of stock options relative to the 2021 first quarter; and
•$6.5 million increase in cash outflows related to cash dividend paid in the 2022 first quarter.

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
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate and the possibility of additional unforeseen effects from the COVID-19 pandemic, these estimates remain challenging, and actual results could differ materially from our estimates. More information on all of our significant accounting policies can be found in the "Critical Accounting Policies and Estimates" section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report.

Recent Accounting Pronouncements
The information set forth in Note 2 to our unaudited consolidated financial statements under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Related Party Transactions
The information set forth in Note 11 to our unaudited consolidated financial statements under Part I, Item 1 under the heading of this Quarterly Report entitled "Related Party Transactions" is incorporated herein by reference.

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
Included in the matters discussed above are nine lawsuits filed against us between December 2017 and November 2019 in Texas state judicial courts located in Bexar County, Texas, by 79 plaintiffs on behalf of certain victims of a November 2017 shooting in Sutherland Springs, Texas. These cases, which present substantially similar issues of law and fact, relate to the April 2016 sale by one of our stores of a firearm and magazine that were alleged to have been used in the Sutherland Springs incident. The plaintiffs sought monetary relief and, in some cases, injunctive relief. The Supreme Court of Texas heard oral arguments relating to our motion for summary judgment to dismiss certain of the cases in October 2020 (the “Texas Supreme Court Cases”), with the remainder of these cases stayed pending the Supreme Court of Texas’s decision. On June 25, 2021, the Supreme Court of Texas issued an opinion directing the trial court to grant our motion for summary judgment and held that the Texas Supreme Court Cases are statutorily barred, and we are protected from continued participation in the Texas Supreme Court cases. Given the Supreme Court of Texas’s opinion and the substantial similarity of all these cases, all of the plaintiffs agreed to voluntarily dismiss all of the pending cases against the Company with prejudice, and on April 13, 2022, the Bexar County, Texas state trial court entered an order granting the parties’ agreed motions to dismiss with prejudice all of the lawsuits filed against the Company.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 30, 2022 to February 26, 2022	—	$—	—	$—
February 27, 2022 to April 2, 2022	576,000	$39.46	576,000	$165,932,445
April 3, 2022 to April 30, 2022	1,696,349	$38.77	1,696,349	$100,192,722
Total	2,272,349	$38.95	2,272,349	$100,192,722
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards.
(b) On September 2, 2021, our Board of Directors authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. As of April 30, 2022, approximately $100.2 million remained available for share repurchases pursuant to our 2021 Share Repurchase Program (see Note 13 to the accompanying financial statements).

The 2021 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.1*	Form of CEO Performance-Based Restricted Stock Unit Agreement
10.2*	Form of CEO Time-Based Option Agreement
10.3*	Form of Executive Performance-Based Restricted Stock Unit Agreement
10.4*	Form of Executive Time-Based Restricted Stock Unit Agreement
10.5*	Form of Executive Time-Based Option Agreement
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 7, 2022 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)