Form 10-Q
period 2022-07-30
Academy Sports & Outdoors, Inc.
filed 2022-09-07
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2022
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

As of August 31, 2022, Academy Sports and Outdoors, Inc. had 79,736,603 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$399,857	$485,998	$553,825
Accounts receivable - less allowance for doubtful accounts of $1,143, $732 and $822, respectively	14,521	19,718	10,791
Merchandise inventories, net	1,304,556	1,171,808	1,115,020
Prepaid expenses and other current assets	46,448	36,460	39,050
Assets held for sale	1,763	1,763	1,763
Total current assets	1,767,145	1,715,747	1,720,449

PROPERTY AND EQUIPMENT, NET	350,628	345,836	362,784
RIGHT-OF-USE ASSETS	1,087,085	1,079,546	1,105,272
TRADE NAME	577,299	577,215	577,000
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	9,892	4,676	6,602
Total assets	$4,653,969	$4,584,940	$4,634,027

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$778,016	$737,826	$816,427
Accrued expenses and other current liabilities	251,569	303,207	277,157
Current lease liabilities	87,042	83,077	84,981
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,119,627	1,127,110	1,181,565

LONG-TERM DEBT, NET	683,065	683,585	684,103
LONG-TERM LEASE LIABILITIES	1,081,790	1,077,667	1,107,709
DEFERRED TAX LIABILITIES, NET	235,187	217,212	185,765
OTHER LONG-TERM LIABILITIES	13,029	12,420	27,267
Total liabilities	3,132,698	3,117,994	3,186,409

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 79,725,034; 87,079,394 and 92,883,540 issued and outstanding as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively.	797	870	929
Additional paid-in capital	196,510	198,016	187,746
Retained earnings	1,323,964	1,268,060	1,260,805
Accumulated other comprehensive loss	—	—	(1,862)
Stockholders' equity	1,521,271	1,466,946	1,447,618
Total liabilities and stockholders' equity	$4,653,969	$4,584,940	$4,634,027

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
NET SALES	$1,686,915	$1,791,530	$3,154,645	$3,371,863
COST OF GOODS SOLD	1,090,852	1,149,034	2,037,158	2,165,666
GROSS MARGIN	596,063	642,496	1,117,487	1,206,197

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	339,329	387,938	655,260	712,565
OPERATING INCOME	256,734	254,558	462,227	493,632

INTEREST EXPENSE, NET	11,157	12,157	22,077	26,706
LOSS ON EARLY RETIREMENT OF DEBT	—	2,239	—	2,239
OTHER (INCOME), NET	(1,441)	(735)	(2,138)	(1,132)
INCOME BEFORE INCOME TAXES	247,018	240,897	442,288	465,819

INCOME TAX EXPENSE	58,217	50,387	103,681	97,513
NET INCOME	$188,801	$190,510	$338,607	$368,306

EARNINGS PER COMMON SHARE:
BASIC	$2.28	$2.06	$3.99	$3.99
DILUTED	$2.22	$1.99	$3.90	$3.82
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	82,960	92,627	84,809	92,357
DILUTED	84,906	95,891	86,792	96,391

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
COMPREHENSIVE INCOME:
Net income	$188,801	$190,510	$338,607	$368,306
Recognized interest expense on interest rate swaps	—	699	—	1,895
Tax expense	—	(163)	—	(433)
Total comprehensive income	$188,801	$191,046	$338,607	$369,768

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$—	$1,466,946
Net income	—	—	—	149,806	—	149,806
Equity compensation	—	—	3,499	—	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	—	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—	—
Stock option exercises	201	2	3,292	—	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	—	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$—	$1,528,508
Net income	—	—	—	188,801	—	188,801
Equity compensation	—	—	6,158	—	—	6,158
Repurchase of common stock for retirement	(5,551)	(55)	(13,391)	(186,665)	—	(200,111)
Settlement of vested Restricted Stock Units	29	0	(0)	—	—	—
Issuance of common stock under employee stock purchase plan	93	1	2,796	—	—	2,797
Stock option exercises	83	1	1,388	—	—	1,389
Cash dividends declared, $0.075 per share	—	—	—	(6,271)	—	(6,271)
Balances as of July 30, 2022	79,725	$797	$196,510	$1,323,964	$—	$1,521,271

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 30, 2021	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983
Net income	—	—	—	177,796	—	177,796
Equity compensation	—	—	5,874	—	—	5,874
Settlement of vested Restricted Stock Units	87	1	(1)	—	—	—
Share-Based Award Payments adjustment for forfeitures	—	—	39	—	—	39
Stock option exercises	2,686	27	17,230	—	—	17,257
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	926	926
Balances as of May 1, 2021	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875
Net income	—	—	—	190,510	—	190,510
Equity compensation	—	—	27,331	—	—	27,331
Repurchase of common stock for retirement	(3,230)	(32)	(5,299)	(94,669)	—	(100,000)
Settlement of vested Restricted Stock Units	836	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	35	—	945	—	—	945
Stock option exercises	1,356	14	14,407	—	—	14,421
Recognized interest expense on interest rate swaps (net of tax impact of $163)	—	—	—	—	536	536
Balances as of July 31, 2021	92,884	$929	$187,746	$1,260,805	$(1,862)	$1,447,618

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,607	$368,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,852	51,308
Non-cash lease expense	548	691
Equity compensation	9,657	33,205
Amortization of terminated interest rate swaps, deferred loan and other costs	1,552	3,521
Deferred income taxes	17,976	46,628
Non-cash loss on early retirement of debt	—	2,239
Changes in assets and liabilities:
Accounts receivable, net	5,197	6,515
Merchandise inventories, net	(132,748)	(124,986)
Prepaid expenses and other current assets	(9,987)	(10,737)
Other noncurrent assets	(5,788)	1,408
Accounts payable	31,596	22,958
Accrued expenses and other current liabilities	(47,447)	18,517
Income taxes payable	(3,219)	(12,996)
Other long-term liabilities	610	(903)
Net cash provided by operating activities	258,406	405,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,050)	(33,767)
Purchases of intangible assets	(84)	—
Net cash used in investing activities	(48,134)	(33,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(1,500)	(100,750)
Debt issuance fees	—	(927)
Share-Based Award Payments	—	(11,214)
Proceeds from exercise of stock options	4,683	31,678
Proceeds from issuance of common stock under employee stock purchase program	2,797	945
Taxes paid related to net share settlement of equity awards	(974)	(15,418)
Repurchase of common stock for retirement	(288,612)	(100,000)
Dividends paid	(12,807)	—
Net cash used in financing activities	(296,413)	(195,686)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,141)	176,221
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,998	377,604
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$399,857	$553,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20,056	$24,358
Cash paid for income taxes	$89,719	$64,211

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash issuance of common shares	$—	$501
Change in capital expenditures in accounts payable and accrued liabilities	$8,595	$2,065
Right-of-use assets obtained in exchange for new operating leases	$56,414	$5,939
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we," "us," "our" or the "Company" in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. On October 6, 2020, ASO, Inc. completed an initial public offering and as of September 17, 2021, KKR no longer held an ownership interest in the Company.
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of July 30, 2022, we operated 261 "Academy Sports + Outdoors" retail locations in 16 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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
May 2021 Secondary Offering and Stock Repurchase
On May 5, 2021, ASO, Inc. entered into an underwriting agreement (the “May 2021 Underwriting Agreement”), by and among ASO, Inc., Allstar LLC, Allstar Co-Invest Blocker L.P., KKR 2006 Allstar Blocker L.P., MSI 2011 LLC and MG Family Limited Partnership (collectively, the “May 2021 Selling Stockholders”), and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “May 2021 Underwriters”), relating to an underwritten offering of 14,000,000 shares of Common Stock at $30.96 per share (the “May 2021 Secondary Offering”), pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-255720), filed on May 3, 2021. The May 2021 Selling Stockholders granted the May 2021 Underwriters the option to purchase, within 30 days from the date of the May 2021 Underwriting Agreement, an additional 2,100,000 shares of Common Stock. On May 6, 2021, the May 2021 Underwriters exercised in full their option to purchase the additional shares. The May 2021 Secondary Offering also included the Company's repurchase and simultaneous retirement of 3,229,974 shares out of the 14,000,000 shares at $30.96 per share, the same price granted to the underwriters, which was at a discount to the prevailing market price at the time of repurchase (see "Share Repurchases" in Note 2). The May 2021 Secondary Offering was completed on May 10, 2021. The Company did not receive any proceeds from the May 2021 Secondary Offering.

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

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 29, 2022 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended July 30, 2022 are not necessarily indicative of the results that will be realized for the fiscal year ending January 28, 2023 or any other period. The balance sheet as of January 29, 2022 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended July 31, 2021 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.

Share Repurchases
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. On June 2, 2022, the Board of Directors of the Company authorized a new share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The 2022 Share Repurchase Program and the 2021 Share Repurchase program are collectively referred to as the "Share Repurchase Programs".
Under the Share Repurchase Programs, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the Share Repurchase Programs are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Programs do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.
During the thirteen and twenty-six weeks ended July 30, 2022, we repurchased and concurrently retired 5,550,892 and 7,823,241 shares of ASO, Inc. common stock for an aggregate amount of $200.1 million and $288.6 million, respectively, pursuant to the Share Repurchase Programs. During the thirteen and twenty-six weeks ended July 31, 2021, we repurchased and concurrently retired 3,229,974 shares of ASO, Inc. common stock for an aggregate amount of $100.0 million pursuant to the May 2021 Secondary Offering. As of July 30, 2022, approximately $500.2 million remained available for share repurchases pursuant to the Share Repurchase Programs.

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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Merchandise division sales (1)
Outdoors	$492,804	$539,497	$950,651	$1,025,155
Sports and recreation	400,244	410,491	754,291	812,905
Apparel	463,729	493,471	806,110	869,245
Footwear	322,558	337,290	625,686	647,734
Total merchandise sales (2)	1,679,335	1,780,749	3,136,738	3,355,039
Other sales (3)	7,580	10,781	17,907	16,824
Net Sales	$1,686,915	$1,791,530	$3,154,645	$3,371,863
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended July 31, 2021 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 10.0% and 9.8% of merchandise sales for the thirteen and twenty-six weeks ended July 30, 2022, respectively, and 8.4% and 7.9% for the thirteen and twenty-six weeks and July 31, 2021, respectively.
(3) Other sales consisted primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.
We sell gift cards in stores, online and in third-party retail locations. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our consolidated balance sheets is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website.
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gift card liability, beginning balance	$73,489	$63,242	$86,568	$74,253
Issued	26,667	25,484	44,876	43,926
Redeemed	(29,367)	(27,253)	(59,645)	(55,743)
Recognized as breakage income	(830)	(947)	(1,840)	(1,910)
Gift card liability, ending balance	$69,959	$60,526	$69,959	$60,526

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	July 30, 2022	January 29, 2022	July 31, 2021
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	296,250	297,750	299,250
Notes, due November 2027	400,000	400,000	400,000
Total debt	696,250	697,750	699,250
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(2,244)	(2,463)	(2,682)
Less deferred loan costs (1)	(7,941)	(8,702)	(9,465)
Long-term debt, net	$683,065	$683,585	$684,103
(1) Deferred loan costs are related to the Term Loan and Notes.
As of July 30, 2022, January 29, 2022 and July 31, 2021, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $3.8 million, $4.3 million and $4.9 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, and $0.7 million and $1.4 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively. Total expenses related to accretion of original issuance discount were $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively, and $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended and July 31, 2021, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
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
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of July 30, 2022, the weighted average interest rate was 5.46%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of July 30, 2022, no prepayment was due under the terms and conditions of the Term Loan.
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of July 30, 2022, we had outstanding letters of credit of approximately $19.7 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $980.3 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of July 30, 2022, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of July 30, 2022.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates. All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. As of July 30, 2022, we do not have any derivative financial instruments outstanding.
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

The impact of gains and losses related to interest rate swaps that were deferred into AOCI and subsequently reclassified into expense are as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Accumulated Other Comprehensive Loss, beginning	$—	$(2,398)	$—	$(3,324)
Increase to interest expense (net of tax impact of $163 and $433 in the thirteen and twenty-six weeks ended July 31, 2021, respectively)	—	536	—	1,462
Accumulated Other Comprehensive Loss, ending	$—	$(1,862)	$—	$(1,862)

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of July 30, 2022, January 29, 2022 and July 31, 2021, we held $321.4 million, $401.0 million and $383.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of July 30, 2022, January 29, 2022, and July 31, 2021 the estimated fair value of the Term Loan and Notes was $0.7 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	July 30, 2022	January 29, 2022	July 31, 2021
Leasehold improvements	$464,621	$456,918	$448,275
Equipment and software	616,402	602,289	581,452
Furniture and fixtures	344,102	336,679	325,373
Construction in progress	37,922	11,147	21,846
Land	3,698	3,698	3,698
Total property and equipment	1,466,745	1,410,731	1,380,644
Accumulated depreciation and amortization	(1,116,117)	(1,064,895)	(1,017,860)
Property and equipment, net	$350,628	$345,836	$362,784

Depreciation expense was $26.3 million and $51.9 million, respectively, in the thirteen and twenty-six weeks ended July 30, 2022, and $26.0 million and $51.3 million in the thirteen and twenty-six weeks ended July 31, 2021, respectively, and is included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	July 30, 2022	January 29, 2022	July 31, 2021
Accrued interest	$7,107	$6,583	$6,654
Accrued personnel costs	62,751	115,073	83,406
Accrued professional fees	1,179	4,534	2,578
Accrued sales and use tax	15,221	13,054	26,461
Accrued self-insurance	15,309	15,824	14,093
Deferred revenue - gift cards and other	73,995	88,713	64,492
Income taxes payable	6,382	9,602	10,734
Property taxes	37,413	17,747	36,451
Sales return allowance	7,100	6,200	6,700
Other	25,112	25,877	25,588
Accrued expenses and other current liabilities	$251,569	$303,207	$277,157

9. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. As of July 30, 2022, there were 2,403,311 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of July 30, 2022, there were 1,792,945 shares authorized and available for future issuance under the ESPP.

Equity compensation expense was $6.2 million and $9.7 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. Equity compensation expense was $27.3 million and $33.2 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively, which includes approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event which occurred during the 2021 second quarter. These costs are included in selling, general and administrative expenses in the consolidated statements of income.
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
The following table presents the assumptions and grant date fair values for Service Options granted in the twenty-six weeks ended July 30, 2022:

Expected life in years	6.2
Expected volatility	42.9% to 43.2%
Weighted-average volatility	43.0%
Risk-free interest rate	2.4% to 3.0%
Dividend yield	0.8%

The following table presents the Award grants during the twenty-six weeks ended July 30, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	813,922	183,984	169,393
Weighted average grant date fair value per Award	$16.33	$38.72	$39.18
Weighted average exercise price per Award	$39.18	N/A	N/A

The following table presents the unrecognized compensation cost as of July 30, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$18,629,407	$14,042,372	$6,754,216
Weighted average life remaining in years	2.7	2.7	2.6

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$188,801	$190,510	$338,607	$368,306

Weighted average common shares outstanding - basic	82,960	92,627	84,809	92,357
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	49	61	68	54
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	90	121	94	591
Dilutive effect of Service Options	1,546	2,614	1,577	2,427
Dilutive effect of Performance Unit Options and Performance Stock Options	201	468	206	962
Dilutive effect of ESPP Shares	60	—	38	—
Weighted average common shares outstanding - diluted	84,906	95,891	86,792	96,391

Earnings per common share - basic	$2.28	$2.06	$3.99	$3.99
Earnings per common share - diluted	$2.22	$1.99	$3.90	$3.82

Anti-dilutive stock-based awards excluded from diluted calculation	832	34	569	43

11. Related Party Transactions
On January 27, 2021 and May 5, 2021, in connection with the Secondary Offering and May 2021 Secondary Offering, respectively, the Company entered into two separate underwriting agreements with affiliates of KKR (as selling stockholders), the several other selling stockholders named therein, and the several underwriters named therein, including KCM (as underwriter). The Secondary Offering and May 2021 Secondary Offering were completed on February 1, 2021 and May 10, 2021, respectively. The Company did not pay KCM any fees in connection with these secondary offerings.

In connection with the May 2021 Secondary Offering, we repurchased 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million, which were immediately retired by the Company (see Note 1).

12. Commitments and Contingencies

Freight, Technology Related and Other Commitments
As of July 30, 2022, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $74.8 million. Of such commitments, approximately $42.5 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of July 30, 2022, we have $17.9 million in related commitments through 2027, of which $5.8 million is payable in the next 12 months.

13. Subsequent Events
Our management evaluated events or transactions that occurred after July 30, 2022 through September 7, 2022, the issuance date of the consolidated financial statements, and identified the following matter to report:
On September 1, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended July 30, 2022, of $0.075 per share of the Company's common stock, payable on October 13, 2022, to stockholders of record as of the close of business on September 15, 2022.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and twenty-six weeks ended July 30, 2022 and our audited financial statements for the fiscal year ended January 29, 2022 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
All references to "Academy," "Academy Sports + Outdoors," "ASO, Inc.," "we," "us," "our" or the "Company" in this Quarterly Report refer to Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our subsidiaries, including our indirect subsidiary, Academy, Ltd., an operating company which is doing business as "Academy Sports + Outdoors."
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31, (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2022 second quarter," or similar reference refers to the thirteen week period ended July 30, 2022, and any reference to the "prior year quarter," "2021 second quarter" or similar reference refers to the thirteen week period ended July 31, 2021. Any reference in this Quarterly Report to "current year-to-date," "year-to-date 2022" or similar reference represents the twenty-six week period ended July 30, 2022, and any reference in this Quarterly Report to the "prior year-to-date," "year-to-date 2021" or similar reference refers to the twenty-six week period ended July 31, 2021. Unless otherwise specified, all comparisons regarding the current period of 2022 are made to the corresponding period of 2021.

All statements in this Quarterly Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Overview
We are one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 30%, 26%, 24% and 20% of our year-to-date 2022 net sales, respectively) through both leading national brands and a portfolio of owned brands and private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of July 30, 2022, we operated 261 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 16 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our rapidly growing e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Beginning stores	259	259
Q1 new stores	1	—
Q2 new stores	1	—
Closed	—	—
Ending stores	261	259

Relocated stores	—	1

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
We have seen a significant comparable store sales increase in recent full year results from (0.7)% in 2019 to 16.1% and 18.9% in 2020 and 2021, respectively. However, we experienced a decrease in comparable sales of (6.7)% for the year-to-date 2022 as compared to an increase in the year-to-date 2021 of 22.8%. The large year-to-date 2021 comparable sales were impacted by changing economic conditions including U.S. government stimulus packages, which had a positive impact on sales in the year-to-date 2021 and a negative impact to comparable sales for the year-to-date 2022. See the discussion on Net Sales below for some contributing factors to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years and we expect that it will continue to be a driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2021 and in the year-to-date 2022. During the year-to-date 2022, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and we expect to open at least nine new stores in 2022. Additionally, we intend to open a significant number of new stores over the next five years. Most of our stores achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.
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

For the past several quarters, we have seen increased competition across the industry for resources throughout the supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have begun to experience a period of decreased or delayed supply and high inflationary levels. These factors have negatively impacted transportation and inventory costs, as we continue to pay higher prices to maintain our inventory levels. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories. A prolonged continuation of high inflationary levels of inventory and related transportation costs could result in LIFO charges that have a negative impact on our gross margin. To help mitigate these constraints and potential disruptions to our supply chain, we continue to work with our partners by ordering merchandise earlier, securing transportation capacity, and utilizing different ports of entry.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. As sales increase at a higher rate than our SG&A, this results in sales leverage and a higher sales flow through to net income, which we have experienced in recent years with SG&A expenses as a percentage of sales declining from 25.9% to 23.1% to 21.3% for the full years of 2019, 2020 and 2021, respectively. SG&A expenses as a percentage of sales decreased from 21.1% in the prior year-to-date compared to 20.8% in the current year-to-date. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In November of 2020, we refinanced our debt resulting in an approximate $630 million reduction in our overall debt outstanding. Subsequently, in May of 2021 we entered into an amendment to our Term Loan which reduced the applicable margin on our LIBOR rate by 1.25% and paid down $99 million. These actions have resulted in interest expense reductions in the full year 2021 and in the thirteen and twenty-six weeks ended July 30, 2022.
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

Results of Operations

Thirteen Weeks Ended July 30, 2022 Compared to Thirteen Weeks Ended July 31, 2021
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	July 30, 2022		July 31, 2021		Dollars	Percent
Net sales	$1,686,915	100.0%	$1,791,530	100.0%	$(104,615)	(5.8)%
Cost of goods sold	1,090,852	64.7%	1,149,034	64.1%	(58,182)	(5.1)%
Gross margin	596,063	35.3%	642,496	35.9%	(46,433)	(7.2)%
Selling, general and administrative expenses	339,329	20.1%	387,938	21.7%	(48,609)	(12.5)%
Operating income	256,734	15.2%	254,558	14.2%	2,176	0.9%
Interest expense, net	11,157	0.7%	12,157	0.7%	(1,000)	(8.2)%
Loss on early retirement of debt	—	—%	2,239	0.1%	(2,239)	(100.0)%
Other (income), net	(1,441)	(0.1)%	(735)	(0.0)%	(706)	96.1%
Income before income taxes	247,018	14.6%	240,897	13.4%	6,121	2.5%
Income tax expense	58,217	3.5%	50,387	2.8%	7,830	15.5%
Net income	$188,801	11.2%	$190,510	10.6%	$(1,709)	(0.9)%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $104.6 million, or 5.8%, in the 2022 second quarter over the prior year second quarter as a result of decreased comparable sales of 6.0%, which were partially offset by increased sales from the addition of one new store during the period.
The decrease of 6.0% in comparable sales was driven by lower sales across all merchandise divisions as a result of fewer transactions partially offset by an increase in average ticket. The outdoor merchandise division had declines in shooting sports and fishing, partially offset by an increase in the camping category. The apparel division experienced declining sales largely due to athletic apparel. The footwear division decreased due to lower sales in athletic footwear, casual and seasonal footwear, and work footwear, partially offset by increases in youth footwear. The sports and recreation division sales were lower, primarily driven by fitness and recreation as these divisions were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as fitness equipment, outdoor cooking, bikes and outdoor games. These decreases in the current year were partially offset by increased sales in team sports, including football, golf and basketball.
E-commerce net sales increased $18.1 million, or 12.1%, in the 2022 second quarter compared to the prior year second quarter and represented 10.0% of merchandise sales for the 2022 second quarter compared to 8.4% for the prior year second quarter.
Gross Margin. Gross margin decreased $46.4 million, or 7.2%, to $596.1 million in the 2022 second quarter from $642.5 million in the 2021 second quarter. As a percentage of net sales, gross margin decreased 0.6% from 35.9% in the 2021 second quarter to 35.3% in the 2022 second quarter. The decrease of 60 basis points in gross margin is primarily attributable to:
•19 basis points of unfavorability in inventory overhead expenditures as a result of higher expense absorption rates from lower inventory turnover rates;
•18 basis points of unfavorability in e-commerce shipping costs due to increased e-commerce sales during the 2022 second quarter;
•17 basis points of unfavorability in import freight and duties as result of increased costs of ocean freight; partially offset by
•20 basis points of favorability in merchandise margins driven by higher average unit retails.

Selling, General and Administrative Expenses. SG&A expenses decreased $48.6 million to $339.3 million in the 2022 second quarter as compared to $387.9 million in the 2021 second quarter. As a percentage of net sales, SG&A expenses were down 1.6% to 20.1% in the 2022 second quarter compared to 21.7% in the 2021 second quarter. The decrease of 160 basis points in SG&A is primarily attributable to:
•232 basis point decrease in employee costs, primarily driven by increased equity compensation expense in the prior year quarter resulting from the "2021 Vesting Event" (see Note 1 to the accompanying financial statements) and lower incentive compensation expense in the current year quarter; partially offset by
•50 basis point increase in property and facility fees as a result of a deleverage of fixed costs from decreased sales.

Interest Expense. Interest expense decreased $1.0 million, or 8.2%, in the 2022 second quarter when compared with the 2021 second quarter, resulting from a lower outstanding balance and a reduction in interest rates on our long-term debt as a result of the repricing of our Term Loan which occurred in May 2021.

Loss on Early Retirement of Debt. Loss on early retirement of debt decreased $2.2 million in the 2022 second quarter when compared to the 2021 second quarter. During the second quarter of 2021, we repriced our Term Loan, which resulted in a loss on early retirement of debt of $2.2 million.

Other (Income), net. Other (income), net, increased $0.7 million or 96.1% in the 2022 second quarter when compared with the 2021 second quarter, primarily driven by favorable interest rate movement on money market investments in the current year.

Income Tax Expense. Income tax expense increased $7.8 million to $58.2 million for the 2022 second quarter as compared to $50.4 million in the 2021 second quarter, resulting primarily from an increase in income before income taxes in the current year combined with a higher effective tax rate. ASO, Inc.’s effective tax rate was 23.5% compared to 20.9% in the 2021 second quarter. The change in effective tax rate was primarily driven by a prior year benefit from tax deductions related to the vesting or exercise of several equity compensation awards during the 2021 second quarter.

Twenty-Six Weeks Ended July 30, 2022 Compared to Twenty-Six Weeks Ended July 31, 2021
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Twenty-Six Weeks Ended				Change
	July 30, 2022		July 31, 2021		Dollars	Percent
Net sales	$3,154,645	100.0%	$3,371,863	100.0%	$(217,218)	(6.4)%
Cost of goods sold	2,037,158	64.6%	2,165,666	64.2%	(128,508)	(5.9)%
Gross margin	1,117,487	35.4%	1,206,197	35.8%	(88,710)	(7.4)%
Selling, general and administrative expenses	655,260	20.8%	712,565	21.1%	(57,305)	(8.0)%
Operating income	462,227	14.7%	493,632	14.6%	(31,405)	(6.4)%
Interest expense, net	22,077	0.7%	26,706	0.8%	(4,629)	(17.3)%
Loss on early retirement of debt	—	—%	2,239	0.1%	(2,239)	(100.0)%
Other (income), net	(2,138)	(0.1)%	(1,132)	(0.0)%	(1,006)	88.9%
Income before income taxes	442,288	14.0%	465,819	13.8%	(23,531)	(5.1)%
Income tax expense	103,681	3.3%	97,513	2.9%	6,168	6.3%
Net income	$338,607	10.7%	$368,306	10.9%	$(29,699)	(8.1)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $217.2 million, or 6.4%, for the year-to-date 2022 compared to the year-to-date 2021 as a result of decreased comparable sales of 6.7% which were partially offset by increased sales from the addition of two new stores during the period.

The decrease of 6.7% in comparable sales was driven by lower sales across all merchandise divisions as a result of fewer transactions partially offset by an increase in average ticket. The higher comparable sales in the prior year quarter were partially due to stimulus payments issued by the U.S. government during the 2021 first quarter. The outdoor merchandise division had declines in shooting sports and fishing, partially offset by an increase in the camping category. The apparel division experienced declining sales largely due to athletic apparel, youth apparel, and outdoor and seasonal apparel, which were partially offset by increased sales in licensed apparel. The sports and recreation division sales were lower, primarily driven by recreation and fitness as these divisions were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as fitness equipment, outdoor games and bikes. These decreases in the current year were partially offset by increased sales in team sports, including basketball, football, golf and baseball. The footwear division decreased due to lower sales in the athletic category, casual and seasonal category, and work category, partially offset by increases in the youth category.
E-commerce net sales increased $40.0 million, or 15.0%, in the year-to-date 2022 compared to the year-to-date 2021 and represented 9.8% of merchandise sales in the current year-to-date compared to 7.9% in the prior year-to-date.
Gross Margin. Gross margin decreased $88.7 million, or 7.4%, to $1,117.5 million for the year-to-date 2022 from $1,206.2 million for the year-to-date 2021. As a percentage of net sales, gross margin decreased 0.4% from 35.8% in the prior year-to-date to 35.4% in the current year-to-date. The decrease of 40 basis points in gross margin is primarily attributable to:
•19 basis points of unfavorability in inventory overhead expenditures as a result of higher expense absorption rates from lower inventory turnover rates;
•18 basis points of unfavorability in e-commerce shipping costs due to an increase in e-commerce sales during the 2022 year-to-date; partially offset by
•20 basis points of favorability related to merchandise margins driven by higher average unit retails.

Selling, General and Administrative Expenses. SG&A expenses decreased $57.3 million, or 8.0%, to $655.3 million for the year-to-date 2022 from $712.6 million for the year-to-date 2021. As a percentage of net sales, SG&A expenses were down 0.3% to 20.8% in the current year-to-date 2022 compared to 21.1% in the prior year-to-date. The decrease of 30 basis points in SG&A is primarily attributable to:
•122 basis point decrease in employee costs, driven by increased equity compensation expense in the prior year resulting from the 2021 Vesting Event and lower incentive compensation expense in the current year; partially offset by
•59 basis point increase in property and facility fees as a result of a deleverage of fixed costs from decreased sales.

Interest Expense. Interest expense decreased $4.6 million, or 17.3%, for the year-to-date 2022 when compared to the year-to-date 2021, resulting from a lower outstanding balance and a reduction in interest rates on our long-term debt as a result of the repricing of our Term Loan which occurred in May 2021.

Loss on Early Retirement of Debt. Loss on early retirement of debt decreased $2.2 million for the year-to-date 2022 when compared to the year-to-date 2021. During the second quarter of 2021, we repriced our Term Loan, which resulted in a loss on early retirement of debt of $2.2 million.

Other (Income), net. Other income, net, increased $1.0 million, or 88.9%, in the year-to-date 2022 when compared to the year-to-date 2021, primarily driven by favorable interest rate movement on money market investments in the current year.

Income Tax Expense. Income tax expense increased $6.2 million to $103.7 million for the year-to-date 2022 as compared to $97.5 million for the year-to-date 2021, resulting primarily from an increased effective tax rate. ASO, Inc.’s effective tax rate for the year-to-date 2022 was 23.5% compared to 20.9% in the year-to-date 2021. The change in effective tax rate was primarily driven by a prior year benefit from tax deductions related to the vesting or exercise of several equity compensation awards during the period.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude costs such as consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses, payroll taxes associated with the 2021 Vesting Event and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude costs such as consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses, payroll taxes associated with the 2021 Vesting Event and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus costs such as consulting fees, private equity sponsor monitoring fees, equity compensation expense, (gain) loss on early retirement of debt, net, severance and executive transition costs, costs related to the COVID-19 pandemic, pre-opening expenses, payroll taxes associated with the 2021 Vesting Event and other adjustments, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$188,801	$190,510	$338,607	$368,306
Interest expense, net	11,157	12,157	22,077	26,706
Income tax expense	58,217	50,387	103,681	97,513
Depreciation and amortization	26,274	26,010	51,852	51,308
Equity compensation (a)	6,158	27,331	9,657	33,205
Loss on early retirement of debt	—	2,239	—	2,239
Pre-opening expenses (b)	1,864	—	2,826	—
Payroll taxes associated with the 2021 Vesting Event (c)	—	15,418	—	15,418
Other (d)	—	364	—	714
Adjusted EBITDA	$292,471	$324,416	$528,700	$595,409
Less: Depreciation and amortization	(26,274)	(26,010)	(51,852)	(51,308)
Adjusted EBIT	$266,197	$298,406	$476,848	$544,101

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
(d)
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$188,801	$190,510	$338,607	$368,306
Equity compensation (a)	6,158	27,331	9,657	33,205
Loss on early retirement of debt	—	2,239	—	2,239
Pre-opening expenses (b)	1,864	—	2,826	—
Payroll taxes associated with the 2021 Vesting Event (c)	—	15,418	—	15,418
Other (d)	—	364	—	714
Tax effects of these adjustments (e)	(1,887)	(11,312)	(2,927)	(12,801)
Adjusted Net Income	$194,936	$224,550	$348,163	$407,081

Adjusted Earnings per Share:
Basic	$2.35	$2.42	$4.11	$4.41
Diluted	$2.30	$2.34	$4.01	$4.22
Weighted average common shares outstanding:
Basic	82,960	92,627	84,809	92,357
Diluted	84,906	95,891	86,792	96,391

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
(d)
Other adjustments include (representing deductions or additions to Adjusted Net Income) amounts that management believes are not representative of our operating performance, such as costs associated with secondary offerings, installation costs for energy savings associated with our profitability initiatives and other costs associated with business optimization initiatives.

(e)
For the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$161,309	$186,446	$258,406	$405,674
Net cash used in investing activities	(30,822)	(16,959)	(48,134)	(33,767)
Adjusted Free Cash Flow	$130,487	$169,487	$210,272	$371,907

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On July 30, 2022, our cash and cash equivalents totaled $399.9 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt
On May 25, 2021, the Company entered into an Amendment No. 4 (the "Amendment") to the Second Amended and Restated Credit Agreement (as previously amended, the "Existing Credit Agreement") which (i) reduced the applicable margin on LIBOR borrowings under the Term Loan from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Term Loan, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027, and all other material terms and provisions of the Existing Credit Agreement remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment (see Note 4 to the accompanying financial statements).
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2022	2023	2024	2025	2026	After 2026	Total
Term Loan and related interest (1)	$11,532	$23,162	$20,948	$19,944	$19,667	$296,709	$391,962
Notes and related interest (2)	12,000	24,000	24,000	24,000	24,000	424,000	532,000
ABL Facility and related interest (3)	1,243	2,500	2,500	1,909	—	—	8,152

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$954,516	$780,945

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	July 30, 2022	January 29, 2022	July 31, 2021
Outstanding borrowings	$—	$—	$—
Issued letters of credit	$19,728	$17,828	$15,478
Available borrowing capacity	$980,272	$874,831	$858,363

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2022 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at July 30, 2022. The following table summarizes our remaining operating lease obligations by fiscal year:

	2022	2023	2024	2025	2026	After 2026	Total
Operating lease payments (1) (2)	$102,040	$203,396	$194,430	$187,896	$179,964	$988,485	$1,856,211

(1) Minimum lease payments have not been reduced by sublease rentals of $0.8 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of July 30, 2022.

In the twenty-six weeks ended July 30, 2022, we opened two new locations. We intend to open at least nine stores in 2022.
Share Repurchases
On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. On June 2, 2022, the Board of Directors of the Company authorized a new share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The 2022 Share Repurchase Program and the 2021 Share Repurchase program are collectively referred to as the "Share Repurchase Programs".
Under the Share Repurchase Programs, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the Share Repurchase Programs are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Programs do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time. As of July 30, 2022, $500.2 million remained available for share repurchases pursuant to the Share Repurchase Programs.

The following table summarizes our share repurchases for the fiscal year ended January 29, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 31, 2021 to May 1, 2021)	—	$—	$—
Second Quarter (May 2, 2021 to July 31, 2021) (1)	3,229,974	30.96	99,999,995
Third Quarter (August 1, 2021 to October 30, 2021)	5,722,892	42.96	245,837,186
Fourth Quarter (October 31, 2021 to January 29, 2022)	1,613,930	40.63	65,571,394
Total Shares Repurchased	10,566,796	$38.93	$411,408,575
(1) Shares repurchased during the 2021 second quarter were not subject to the Share Repurchase Programs.

The following table summarizes our share repurchases for the year-to-date 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 30, 2022 to April 30, 2022)	2,272,349	$38.95	$88,500,881
Second Quarter (May 1, 2022 to July 30, 2022) (1)	5,550,892	36.05	200,110,996
Total Shares Repurchased	7,823,241	$36.89	$288,611,877
(1) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2022 second quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2022 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 30, 2022 to April 30, 2022)	$0.075	$6,536	March 17, 2022
Second Quarter (May 1, 2022 to July 30, 2022)	$0.075	6,271	June 16, 2022
Total Dividends Paid		$12,807
On September 1, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended July 30, 2022, of $0.075 per share of the Company's common stock, payable on October 13, 2022, to stockholders of record as of the close of business on September 15, 2022 (see Note 13 to the accompanying financial statements).

Capital Expenditures
We expect capital expenditures for fiscal year 2022 to be approximately $140.0 million. Approximately 45% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in new stores and relocations are expected to be 35% of our planned cash outflow and the remaining 20% of the planned cash outflow is expected to be utilized in updates for existing stores and distribution centers. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Twenty-Six Weeks Ended July 30, 2022 and July 31, 2021

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$258,406	$405,674
Net cash used in investing activities	(48,134)	(33,767)
Net cash used in financing activities	(296,413)	(195,686)
Net increase (decrease) in cash and cash equivalents	$(86,141)	$176,221

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2022 decreased $147.3 million, compared to year-to-date 2021. This decrease in cash was attributable to:
•$61.6 million net decrease in cash flows provided by operating assets and liabilities;
•$56.0 million net decrease in non-cash charges; and
•$29.7 million decrease in net income.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$66.0 million decrease in cash flows from accrued expenses and other current liabilities which was largely driven by performance compensation payments made in the year-to-date 2022.

The decrease from non-cash charges was primarily caused by:
•$28.7 million decrease in deferred income taxes; and
•$23.5 million decrease in equity compensation expense as a result of the 2021 Vesting Event.

Investing Activities. Cash used in investing activities increased $14.4 million in the year-to-date 2022 compared to the year-to-date 2021. The increase in cash used in investing activities is primarily due to:
•$14.3 million higher capital expenditures driven by investments in new stores and store updates in the year-to-date 2022.

Financing Activities. Cash used in financing activities increased $100.7 million in the year-to-date 2022, compared to the year-to-date 2021. The primary drivers of the increase were:
•$188.6 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock in the current year-to-date; partially offset by
•$99.3 million decrease in cash outflows related to higher prior year-to-date principal repurchases in connection with the refinancing of our Term Loan which occurred in the second quarter of 2021.

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
There have been no material developments during the fiscal quarter ended July 30, 2022, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
May 1, 2022 to May 28, 2022	—	$—	—	$100,192,722
May 29, 2022 to July 2, 2022	4,502,121	$36.20	4,502,121	$537,328,144
July 3, 2022 to July 30, 2022	1,048,771	$35.43	1,048,771	$500,192,744
Total	5,550,892	$36.05	5,550,892	$500,192,744
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards.
(b) On September 2, 2021, the Board of Directors of the Company authorized a share repurchase program (the "2021 Share Repurchase Program") under which the Company may purchase up to $500 million of its outstanding shares during the three-year period ending September 2, 2024. On June 2, 2022, the Board of Directors of the Company authorized a new share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of July 30, 2022, approximately $500.2 million remained available for share repurchases pursuant to our combined 2021 Share Repurchase Program and 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements).
The 2021 Share Repurchase Program and 2022 Share Repurchase Program do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.1*†	Non-Employee Director Compensation Policy.
10.2*†	Form of Non-Employee Director Time-Based Restricted Stock Unit Agreement.
10.3*†	Manish Maini Employment Agreement, dated May 25, 2017.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Compensatory agreements for director(s) and/or executive officer(s).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 7, 2022 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)