Form 10-Q
period 2022-10-29
Academy Sports & Outdoors, Inc.
filed 2022-12-07
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2022
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

As of November 30, 2022, Academy Sports and Outdoors, Inc. had 78,144,893 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$318,167	$485,998	$401,297
Accounts receivable - less allowance for doubtful accounts of $1,449, $732 and $1,139, respectively	15,998	19,718	12,368
Merchandise inventories, net	1,495,464	1,171,808	1,325,979
Prepaid expenses and other current assets	44,241	36,460	44,491
Assets held for sale	1,763	1,763	1,763
Total current assets	1,875,633	1,715,747	1,785,898

PROPERTY AND EQUIPMENT, NET	354,014	345,836	358,110
RIGHT-OF-USE ASSETS	1,100,522	1,079,546	1,087,407
TRADE NAME	577,571	577,215	577,144
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	12,804	4,676	5,516
Total assets	$4,782,464	$4,584,940	$4,675,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$840,585	$737,826	$919,196
Accrued expenses and other current liabilities	259,179	303,207	304,488
Current lease liabilities	88,447	83,077	86,701
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,191,211	1,127,110	1,313,385

LONG-TERM DEBT, NET	682,803	683,585	683,845
LONG-TERM LEASE LIABILITIES	1,093,909	1,077,667	1,088,142
DEFERRED TAX LIABILITIES, NET	242,843	217,212	188,243
OTHER LONG-TERM LIABILITIES	12,779	12,420	26,386
Total liabilities	3,223,545	3,117,994	3,300,001

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 77,959,530; 87,079,394 and 88,164,878 issued and outstanding as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively.	779	870	882
Additional paid-in capital	203,734	198,016	188,329
Retained earnings	1,354,406	1,268,060	1,188,271
Accumulated other comprehensive loss	—	—	(1,488)
Stockholders' equity	1,558,919	1,466,946	1,375,994
Total liabilities and stockholders' equity	$4,782,464	$4,584,940	$4,675,995

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
NET SALES	$1,493,925	$1,592,795	$4,648,570	$4,964,658
COST OF GOODS SOLD	971,454	1,031,957	3,008,612	3,197,623
GROSS MARGIN	522,471	560,838	1,639,958	1,767,035

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	342,949	344,725	998,209	1,057,290
OPERATING INCOME	179,522	216,113	641,749	709,745

INTEREST EXPENSE, NET	12,163	11,424	34,240	38,130
LOSS ON EARLY RETIREMENT OF DEBT	—	—	—	2,239
OTHER (INCOME), NET	(2,538)	(614)	(4,676)	(1,746)
INCOME BEFORE INCOME TAXES	169,897	205,303	612,185	671,122

INCOME TAX EXPENSE	38,156	43,998	141,837	141,511
NET INCOME	$131,741	$161,305	$470,348	$529,611

EARNINGS PER COMMON SHARE:
BASIC	$1.67	$1.77	$5.67	$5.76
DILUTED	$1.62	$1.72	$5.54	$5.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	79,085	91,140	82,901	91,951
DILUTED	81,379	93,844	84,910	95,504

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
COMPREHENSIVE INCOME:
Net income	$131,741	$161,305	$470,348	$529,611
Recognized interest expense on interest rate swaps	—	489	—	2,384
Tax expense	—	(115)	—	(548)
Total comprehensive income	$131,741	$161,679	$470,348	$531,447

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$—	$1,466,946
Net income	—	—	—	149,806	—	149,806
Equity compensation	—	—	3,499	—	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	—	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—	—
Stock option exercises	201	2	3,292	—	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	—	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$—	$1,528,508
Net income	—	—	—	188,801	—	188,801
Equity compensation	—	—	6,158	—	—	6,158
Repurchase of common stock for retirement	(5,551)	(55)	(13,391)	(186,665)	—	(200,111)
Settlement of vested Restricted Stock Units	29	0	(0)	—	—	—
Issuance of common stock under employee stock purchase plan	93	1	2,796	—	—	2,797
Stock option exercises	83	1	1,388	—	—	1,389
Cash dividends declared, $0.075 per share	—	—	—	(6,271)	—	(6,271)
Balances as of July 30, 2022	79,725	$797	$196,510	$1,323,964	$—	$1,521,271
Net income	—	—	—	131,741	—	131,741
Equity compensation	—	—	5,829	—	—	5,829
Repurchase of common stock for retirement	(2,176)	(22)	(5,477)	(95,325)	—	(100,824)
Settlement of vested Restricted Stock Units	3	0	(0)	—	—	—
Stock option exercises	408	4	6,872	—	—	6,876
Cash dividends declared, $0.075 per share	—	—	—	(5,974)	—	(5,974)
Balances as of October 29, 2022	77,960	$779	$203,734	$1,354,406	$—	$1,558,919

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 30, 2021	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983
Net income	—	—	—	177,796	—	177,796
Equity compensation	—	—	5,874	—	—	5,874
Settlement of vested Restricted Stock Units	87	1	(1)	—	—	—
Share-Based Award Payments adjustment for forfeitures	—	—	39	—	—	39
Stock option exercises	2,686	27	17,230	—	—	17,257
Recognized interest expense on interest rate swaps (net of tax impact of $270)	—	—	—	—	926	926
Balances as of May 1, 2021	93,887	$939	$150,370	$1,164,964	$(2,398)	$1,313,875
Net income	—	—	—	190,510	—	190,510
Equity compensation	—	—	27,331	—	—	27,331
Repurchase of common stock for retirement	(3,230)	(32)	(5,299)	(94,669)	—	(100,000)
Settlement of vested Restricted Stock Units	836	8	(8)	—	—	—
Issuance of common stock under employee stock purchase plan	35	—	945	—	—	945
Stock option exercises	1,356	14	14,407	—	—	14,421
Recognized interest expense on interest rate swaps (net of tax impact of $163)	—	—	—	—	536	536
Balances as of July 31, 2021	92,884	$929	$187,746	$1,260,805	$(1,862)	$1,447,618
Net income	—	—	—	161,305	—	161,305
Equity compensation	—	—	2,921	—	—	2,921
Repurchase of common stock for retirement	(5,723)	(57)	(11,941)	(233,839)	—	(245,837)
Stock option exercises	1,004	10	9,603	—	—	9,613
Recognized interest expense on interest rate swaps (net of tax impact of $115)	—	—	—	—	374	374
Balances as of October 30, 2021	88,165	$882	$188,329	$1,188,271	$(1,488)	$1,375,994

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470,348	$529,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,852	77,767
Non-cash lease expense	635	708
Equity compensation	15,486	36,126
Amortization of terminated interest rate swaps, deferred loan and other costs	2,328	4,787
Deferred income taxes	25,631	48,991
Non-cash loss on early retirement of debt	—	2,239
Changes in assets and liabilities:
Accounts receivable, net	3,720	4,938
Merchandise inventories, net	(323,656)	(335,945)
Prepaid expenses and other current assets	798	(16,177)
Other noncurrent assets	(8,987)	2,207
Accounts payable	95,183	128,743
Accrued expenses and other current liabilities	(39,196)	34,683
Income taxes payable	(12,332)	(1,830)
Other long-term liabilities	359	(1,785)
Net cash provided by operating activities	309,169	515,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,454)	(58,567)
Purchases of intangible assets	(357)	(144)
Net cash used in investing activities	(79,811)	(58,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(2,250)	(101,500)
Debt issuance fees	—	(927)
Share-Based Award Payments	—	(11,214)
Proceeds from exercise of stock options	11,559	41,292
Proceeds from issuance of common stock under employee stock purchase program	2,797	945
Taxes paid related to net share settlement of equity awards	(1,078)	(15,418)
Repurchase of common stock for retirement	(389,436)	(345,837)
Dividends paid	(18,781)	—
Net cash used in financing activities	(397,189)	(432,659)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(167,831)	23,693
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,998	377,604
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$318,167	$401,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$25,362	$28,481
Cash paid for income taxes	$129,588	$95,799

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash issuance of common shares	$—	$501
Change in capital expenditures in accounts payable and accrued liabilities	$7,576	$950
Right-of-use assets obtained in exchange for new operating leases	$94,845	$10,924
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
The Company is one of the leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of October 29, 2022, we operated 265 "Academy Sports + Outdoors" retail locations in 17 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.
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

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the Securities and Exchange Commission on March 29, 2022 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 29, 2022 are not necessarily indicative of the results that will be realized for the fiscal year ending January 28, 2023 or any other period. The balance sheet as of January 29, 2022 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
During the thirteen and thirty-nine weeks ended October 29, 2022, we repurchased and concurrently retired 2,176,463 and 9,999,704 shares of ASO, Inc. common stock for an aggregate amount of $100.8 million and $389.4 million, respectively, pursuant to the Share Repurchase Programs. During the thirteen and thirty-nine weeks ended October 30, 2021, we repurchased and concurrently retired 5,722,892 and 8,952,866 shares of ASO, Inc. common stock for an aggregate amount of $245.8 million and $345.8 million, respectively, which includes purchases that were made pursuant to the Share Repurchase Programs and those that were made prior to the Share Repurchase Programs. As of October 29, 2022, we no longer had availability under the 2021 Share Repurchase Program and we had approximately $399.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program.
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

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This pronouncement requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. The adoption of these amendments is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Merchandise division sales
Outdoors	$473,014	$578,987	$1,423,641	$1,604,045
Sports and recreation	274,262	285,614	1,028,641	1,098,621
Apparel	401,892	399,852	1,207,979	1,269,106
Footwear	336,296	320,119	961,940	967,839
Total merchandise sales (1)	1,485,464	1,584,572	4,622,201	4,939,611
Other sales (2)	8,461	8,223	26,369	25,047
Net Sales	$1,493,925	$1,592,795	$4,648,570	$4,964,658
(1) E-commerce sales consisted of 9.5% and 9.7% of merchandise sales for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, and 8.0% for the thirteen and thirty-nine weeks and October 30, 2021.
(2) Other sales consisted primarily of the sales return allowance, gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income and other items.
We sell gift cards in stores, online and in third-party retail locations. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our consolidated balance sheets is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website.
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gift card liability, beginning balance	$69,959	$60,526	$86,568	$74,253
Issued	18,288	17,407	63,164	61,333
Redeemed	(21,023)	(19,006)	(80,668)	(74,749)
Recognized as breakage income	(680)	(618)	(2,520)	(2,528)
Gift card liability, ending balance	$66,544	$58,309	$66,544	$58,309

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	October 29, 2022	January 29, 2022	October 30, 2021
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	295,500	297,750	298,500
Notes, due November 2027	400,000	400,000	400,000
Total debt	695,500	697,750	698,500
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(2,135)	(2,463)	(2,572)
Less deferred loan costs (1)	(7,562)	(8,702)	(9,083)
Long-term debt, net	$682,803	$683,585	$683,845
(1) Deferred loan costs are related to the Term Loan and Notes.
As of October 29, 2022, January 29, 2022 and October 30, 2021, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $3.5 million, $4.3 million and $4.6 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.7 million and $2.0 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, and $0.6 million and $2.0 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. Total expenses related to accretion of original issuance discount were $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively, and $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended and October 30, 2021, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
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
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of October 29, 2022, the weighted average interest rate was 6.88%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of October 29, 2022, no prepayment was due under the terms and conditions of the Term Loan.
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of October 29, 2022, we had outstanding letters of credit of approximately $17.4 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $982.6 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of October 29, 2022, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of October 29, 2022.

5. Derivative Financial Instruments
We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates. All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. As of October 29, 2022, we do not have any derivative financial instruments outstanding.
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

The impact of gains and losses related to interest rate swaps that were deferred into AOCI and subsequently reclassified into expense are as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Accumulated Other Comprehensive Loss, beginning	$—	$(1,862)	$—	$(3,324)
Increase to interest expense (net of tax impact of $115 and $548 in the thirteen and thirty-nine weeks ended October 30, 2021, respectively)	—	374	—	1,836
Accumulated Other Comprehensive Loss, ending	$—	$(1,488)	$—	$(1,488)

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of October 29, 2022, January 29, 2022 and October 30, 2021, we held $264.7 million, $401.0 million and $294.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of October 29, 2022, January 29, 2022, and October 30, 2021 the estimated fair value of the Term Loan and Notes was $0.7 billion. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	October 29, 2022	January 29, 2022	October 30, 2021
Leasehold improvements	$476,670	$456,918	$455,542
Equipment and software	624,915	602,289	593,479
Furniture and fixtures	352,501	336,679	332,368
Construction in progress	37,267	11,147	16,486
Land	3,698	3,698	3,698
Total property and equipment	1,495,051	1,410,731	1,401,573
Accumulated depreciation and amortization	(1,141,037)	(1,064,895)	(1,043,463)
Property and equipment, net	$354,014	$345,836	$358,110

Depreciation expense was $27.0 million and $78.9 million in the thirteen and thirty-nine weeks ended October 29, 2022, respectively, and $26.5 million and $77.8 million in the thirteen and thirty-nine weeks ended October 30, 2021, respectively. These costs are included in selling, general and administrative expenses on the consolidated statements of income.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	October 29, 2022	January 29, 2022	October 30, 2021
Accrued interest	$13,340	$6,583	$12,676
Accrued personnel costs	57,979	115,073	91,433
Accrued professional fees	1,762	4,534	3,632
Accrued sales and use tax	15,025	13,054	23,111
Accrued self-insurance	15,677	15,824	13,784
Deferred revenue - gift cards and other	69,727	88,713	61,145
Income taxes payable	5,848	9,602	21,900
Property taxes	46,806	17,747	45,056
Sales return allowance	6,100	6,200	5,800
Other	26,915	25,877	25,951
Accrued expenses and other current liabilities	$259,179	$303,207	$304,488

9. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. As of October 29, 2022, there were 2,410,059 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of October 29, 2022, there were 1,792,945 shares authorized and available for future issuance under the ESPP.

Equity compensation expense was $5.8 million and $15.5 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. Equity compensation expense was $2.9 million and $36.1 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively, which includes approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event which occurred during the 2021 second quarter. These costs are included in selling, general and administrative expenses in the consolidated statements of income.
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
The following table presents the assumptions and grant date fair values for Service Options granted in the thirty-nine weeks ended October 29, 2022:

Expected life in years	6.2
Expected volatility	42.9% to 44.8%
Weighted-average volatility	43.0%
Risk-free interest rate	2.4% to 4.1%
Dividend yield	0.8%

The following table presents the Award grants during the thirty-nine weeks ended October 29, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	815,867	192,033	169,846
Weighted average grant date fair value per Award	$16.34	$38.94	$39.19
Weighted average exercise price per Award	$39.19	N/A	N/A

The following table presents the unrecognized compensation cost as of October 29, 2022:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$16,238,904	$12,651,300	$5,172,155
Weighted average life remaining in years	2.6	2.5	2.4

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$131,741	$161,305	$470,348	$529,611

Weighted average common shares outstanding - basic	79,085	91,140	82,901	91,951
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	144	72	123	14
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	105	109	96	401
Dilutive effect of Service Options	1,840	2,207	1,581	2,381
Dilutive effect of Performance Unit Options and Performance Stock Options	205	316	209	757
Dilutive effect of ESPP Shares	—	—	—	—
Weighted average common shares outstanding - diluted	81,379	93,844	84,910	95,504

Earnings per common share - basic	$1.67	$1.77	$5.67	$5.76
Earnings per common share - diluted	$1.62	$1.72	$5.54	$5.55

Anti-dilutive stock-based awards excluded from diluted calculation	7	4	59	60

11. Related Party Transactions
On January 27, 2021, May 5, 2021 and September 14, 2021, in connection with the Secondary Offering, May 2021 Secondary Offering and September 2021 Secondary Offering, respectively, the Company entered into three separate underwriting agreements with affiliates of KKR (as selling stockholders), the several other selling stockholders named therein, and the several underwriters named therein, including KCM (as underwriter). The Secondary Offering, May 2021 Secondary Offering and September 2021 Secondary Offering were completed on February 1, 2021, May 10, 2021, and September 17, 2021, respectively. The Company did not pay KCM any fees in connection with these secondary offerings.
In connection with the May 2021 Secondary Offering, we repurchased from the underwriters 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million. In connection with the September 2021 Secondary Offering, we repurchased from the underwriters 4,500,000 shares of ASO, Inc. common stock at $43.52 for approximately $195.8 million. The shares repurchased in both the May 2021 Secondary Offering and the September 2021 Secondary Offering were immediately retired by the Company (see Note 1 and Note 2).

12. Commitments and Contingencies

Freight, Technology Related and Other Commitments
As of October 29, 2022, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $92.0 million. Of such commitments, approximately $54.6 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of October 29, 2022, we have $14.9 million in related commitments through 2027, of which $4.9 million is payable in the next 12 months.

13. Subsequent Events
Our management evaluated events or transactions that occurred after October 29, 2022 through December 7, 2022, the issuance date of the consolidated financial statements, and identified the following matter to report:
On December 6, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended October 29, 2022, of $0.075 per share of the Company's common stock, payable on January 13, 2023, to stockholders of record as of the close of business on December 20, 2022.

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
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 29, 2022, as such risk factors have been updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended October 29, 2022 and our audited financial statements for the fiscal year ended January 29, 2022 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31, (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2022 third quarter," or similar reference refers to the thirteen week period ended October 29, 2022, and any reference to the "prior year quarter," "2021 third quarter" or similar reference refers to the thirteen week period ended October 30, 2021. Any reference in this Quarterly Report to "current year-to-date," "year-to-date 2022" or similar reference represents the thirty-nine week period ended October 29, 2022, and any reference in this Quarterly Report to the "prior year-to-date," "year-to-date 2021" or similar reference refers to the thirty-nine week period ended October 30, 2021. Unless otherwise specified, all comparisons regarding the current period of 2022 are made to the corresponding period of 2021.

All statements in this Quarterly Report concerning our current and planned operations are modified by reference to our discussion of recent developments related to the COVID-19 pandemic, and our ability to carry out our current and planned operations are dependent on further developments associated with the COVID-19 pandemic.

Overview
We are one of the leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, apparel, sports & recreation and footwear (representing 31%, 26%, 22% and 21% of our year-to-date 2022 net sales, respectively) through both leading national brands and a portfolio of owned brands and private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of October 29, 2022, we operated 265 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 17 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Beginning stores	259	259
Q1 new stores	1	—
Q2 new stores	1	—
Q3 new stores	4	—
Closed	—	—
Ending stores	265	259

Relocated stores	—	1

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
We have seen a significant comparable store sales increase in recent full year results from (0.7)% in 2019 to 16.1% and 18.9% in 2020 and 2021, respectively. However, we experienced a decrease in comparable sales of (6.9)% for the year-to-date 2022 as compared to an increase in the year-to-date 2021 of 21.2%. The high year-to-date 2021 comparable sales were impacted by changing economic conditions including U.S. government stimulus packages, which had a positive impact on sales in the year-to-date 2021 and a negative impact to comparable sales for the year-to-date 2022. See the discussion on Net Sales below for some contributing factors to these changes.
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
We anticipate that the increased popularity of isolated recreation, outdoor and leisure activity products brought on by customer demand during the COVID-19 pandemic will continue and will result in a long-term increase to our customer base. Additionally, we have benefited from recent shifting of customer spend towards in-home health and wellness and dedicating more time to memory-making experiences. Our broad assortment gives us an advantage over mass general merchants who typically do not carry the leading national brands sold at Academy. We have also continued to add owned brand products to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. A shift in our sales mix in which we sell more units of our owned brand products and fewer units of the national brand products would generally have a positive impact on our gross margin but an adverse impact on our total net sales. Furthermore, in recent years we have experienced higher sales related to the outdoors and sports and recreation merchandise divisions, as our customers turned to us for isolated recreation and outdoor and leisure activities during the pandemic. As our business begins to normalize, we are experiencing a shift in our sales mix from the outdoors and sports and recreation merchandise divisions to the footwear and apparel merchandise divisions, which would generally have a positive impact on our gross margin rate.
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years and we expect that it will continue to be a driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. During the third quarter of 2022, we improved our omnichannel capabilities by implementing several innovative features to enhance the customer shopping experience ahead of the holiday season, including outfitting, express check-out and enabling biometric security measures. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2021 and in the year-to-date 2022. During the year-to-date 2022, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and subsequent to the end of the 2022 third quarter, we have completed three additional new store openings, which brings our total to nine new store openings in 2022. Additionally, we intend to open a significant number of new stores by the end of 2026. We expect most of our stores to achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.

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
For the past several quarters, we have seen increased competition across the industry for resources throughout the supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have begun to experience a period of decreased or delayed supply and high inflationary levels. These factors have negatively impacted transportation and inventory costs, as we continue to pay higher prices to maintain our inventory levels. Under the last in, first out method ("LIFO"), our cost of sales reflects the costs of the most recently purchased inventories. A prolonged continuation of high inflationary levels of inventory and related transportation costs could result in LIFO charges that have a negative impact on our gross margin. To help mitigate these constraints and potential disruptions to our supply chain, we continue to work with our partners by ordering merchandise earlier, securing transportation capacity, and utilizing different ports of entry.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. As sales increase at a higher rate than our SG&A, this results in sales leverage and a higher sales flow through to net income, which we have experienced in recent years with SG&A expenses as a percentage of sales declining from 25.9% to 23.1% to 21.3% for the full years of 2019, 2020 and 2021, respectively. SG&A expenses as a percentage of sales increased from 21.3% in the prior year-to-date compared to 21.5% in the current year-to-date. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In November of 2020, we refinanced our debt resulting in an approximate $630 million reduction in our overall debt outstanding. Subsequently, in May of 2021 we entered into an amendment to our Term Loan which reduced the applicable margin on our LIBOR rate by 1.25% and paid down $99 million. These actions have resulted in interest expense reductions in the full year 2021 and in the thirty-nine weeks ended October 29, 2022. However, during 2022 the Federal Reserve increased the federal funds benchmark rate, which resulted in increased interest rates on our Term Loan and led to higher interest expense in the 2022 third quarter relative to the prior year quarter.
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic continues to affect our business and suppliers. While restrictions aimed at mitigating the spread of the virus have largely been lifted in the U.S., governmental authority safety recommendations and requirements such as stay at home orders and business closures continue to affect our international supply chain, resulting in decreased transportation, goods and labor availability. Supply chain disruptions due to the COVID-19 pandemic and other causes have also contributed to and increased inflationary levels and recessionary fears. Additionally, the U.S. government released stimulus packages throughout 2020 and 2021 as a result of the economic situation caused by the pandemic, which had a positive impact on sales during those periods.

The extent to which our operations and business trends will continue to be impacted by, and any additional unforeseen costs or other effects will result from, the pandemic will depend largely on future developments, including whether there are additional periods of increases or spikes in the number or severity of COVID-19 cases (including as a result of a new variant) within the markets in which we operate and from which we and our suppliers source products and materials and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain. We continue to monitor the evolving situation. See the section of the Annual Report entitled "Risk Factors—Risks Related to Our Business—The impact of COVID-19 may adversely affect our business and financial results."

Results of Operations

Thirteen Weeks Ended October 29, 2022 Compared to Thirteen Weeks Ended October 30, 2021
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	October 29, 2022		October 30, 2021		Dollars	Percent
Net sales	$1,493,925	100.0%	$1,592,795	100.0%	$(98,870)	(6.2)%
Cost of goods sold	971,454	65.0%	1,031,957	64.8%	(60,503)	(5.9)%
Gross margin	522,471	35.0%	560,838	35.2%	(38,367)	(6.8)%
Selling, general and administrative expenses	342,949	23.0%	344,725	21.6%	(1,776)	(0.5)%
Operating income	179,522	12.0%	216,113	13.6%	(36,591)	(16.9)%
Interest expense, net	12,163	0.8%	11,424	0.7%	739	6.5%
Other (income), net	(2,538)	(0.2)%	(614)	(0.0)%	(1,924)	NM
Income before income taxes	169,897	11.4%	205,303	12.9%	(35,406)	(17.2)%
Income tax expense	38,156	2.6%	43,998	2.8%	(5,842)	(13.3)%
Net income	$131,741	8.8%	$161,305	10.1%	$(29,564)	(18.3)%
*Percentages in table may not sum properly due to rounding.
** NM - Not meaningful.
Net Sales. Net sales decreased $98.9 million, or 6.2%, in the 2022 third quarter over the prior year third quarter as a result of decreased comparable sales of 7.2%, which were partially offset by additional net sales generated by new locations. As of the end of the 2022 third quarter, we operated six additional stores as compared to the end of the 2021 third quarter.
The decrease of 7.2% in comparable sales was driven by lower sales as a result of fewer transactions. The majority of the decrease in comparable sales was due to lower sales in the outdoors merchandise division caused by a decrease in the shooting sports category. To a lesser extent, within the outdoors merchandise division, fishing also contributed to the decrease in sales. The sports and recreation merchandise division sales also declined, which was generally offset by an increase in the footwear merchandise division. The sports and recreation merchandise division sales decrease was primarily driven by recreation and fitness as these divisions were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as bikes, outdoor games and fitness equipment. These decreases in the current year were partially offset by increased sales in team sports, including football, baseball and golf. The footwear merchandise division increase was primarily due to increased sales in the casual and seasonal footwear and youth footwear categories. The apparel merchandise division was relatively flat compared to the prior year, experiencing only a slight decline.
E-commerce net sales increased $13.4 million, or 10.5%, in the 2022 third quarter compared to the prior year third quarter and represented 9.5% of merchandise sales for the 2022 third quarter compared to 8.0% for the prior year third quarter.

Gross Margin. Gross margin decreased $38.4 million, or 6.8%, to $522.5 million in the 2022 third quarter from $560.8 million in the 2021 third quarter. As a percentage of net sales, gross margin decreased 0.2% from 35.2% in the 2021 third quarter to 35.0% in the 2022 third quarter. The decrease of 20 basis points in gross margin is primarily attributable to:
•36 basis points of unfavorability on increased inventory shrinkage;
•28 basis points of unfavorability in e-commerce shipping costs due to increased e-commerce sales during the 2022 third quarter;
•19 basis points of unfavorability in import freight and duties as a result of increased costs of ocean freight during the 2022 third quarter; partially offset by
•60 basis points of favorability in merchandise margins driven by favorable merchandise mix and higher average unit retails.

Selling, General and Administrative Expenses. SG&A expenses decreased $1.8 million to $342.9 million in the 2022 third quarter as compared to $344.7 million in the 2021 third quarter primarily as a result of higher prior year performance-based compensation expense. As a percentage of net sales, SG&A expenses increased 1.4% to 23.0% in the 2022 third quarter compared to 21.6% in the 2021 third quarter. The increase of 140 basis points in SG&A is primarily attributable to a deleverage of fixed costs from decreased sales.
Interest Expense. Interest expense increased $0.7 million, or 6.5%, in the 2022 third quarter when compared with the 2021 third quarter, resulting from increased interest rates in recent months on our Term Loan.

Other (Income), net. Other (income), net, increased $1.9 million in the 2022 third quarter when compared with the 2021 third quarter, primarily driven by favorable interest rate movement on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $5.8 million to $38.2 million for the 2022 third quarter as compared to $44.0 million in the 2021 third quarter, resulting primarily from a decrease in income before income taxes in the current year, partially offset by a higher effective tax rate.

Thirty-Nine Weeks Ended October 29, 2022 Compared to Thirty-Nine Weeks Ended October 30, 2021
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	October 29, 2022		October 30, 2021		Dollars	Percent
Net sales	$4,648,570	100.0%	$4,964,658	100.0%	$(316,088)	(6.4)%
Cost of goods sold	3,008,612	64.7%	3,197,623	64.4%	(189,011)	(5.9)%
Gross margin	1,639,958	35.3%	1,767,035	35.6%	(127,077)	(7.2)%
Selling, general and administrative expenses	998,209	21.5%	1,057,290	21.3%	(59,081)	(5.6)%
Operating income	641,749	13.8%	709,745	14.3%	(67,996)	(9.6)%
Interest expense, net	34,240	0.7%	38,130	0.8%	(3,890)	(10.2)%
Loss on early retirement of debt	—	—%	2,239	0.0%	(2,239)	(100.0)%
Other (income), net	(4,676)	(0.1)%	(1,746)	(0.0)%	(2,930)	167.8%
Income before income taxes	612,185	13.2%	671,122	13.5%	(58,937)	(8.8)%
Income tax expense	141,837	3.1%	141,511	2.9%	326	0.2%
Net income	$470,348	10.1%	$529,611	10.7%	$(59,263)	(11.2)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $316.1 million, or 6.4%, for the year-to-date 2022 compared to the year-to-date 2021 as a result of decreased comparable sales of 6.9%, which were partially offset by increased sales from the addition of six new stores during the period.

The decrease of 6.9% in comparable sales was driven by lower sales across all merchandise divisions as a result of fewer transactions partially offset by an increase in average ticket. The higher comparable sales in the prior year were partially due to stimulus payments and child tax credits issued by the U.S. government during the year-to-date 2021. The outdoors merchandise division had declines in shooting sports and fishing, partially offset by an increase in the camping category. The sports and recreation division sales were lower, primarily driven by recreation and fitness as these divisions were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as fitness equipment, bikes, outdoor games and outdoor cooking. These decreases in the current year were partially offset by increased sales in team sports, including football, basketball, golf and baseball. The apparel division experienced declining sales largely due to athletic apparel. The footwear division decreased due to lower sales in athletic footwear and work footwear, partially offset by increases in youth footwear.
E-commerce net sales increased $53.5 million, or 13.6%, in the year-to-date 2022 compared to the year-to-date 2021 and represented 9.7% of merchandise sales in the current year-to-date compared to 8.0% in the prior year-to-date.
Gross Margin. Gross margin decreased $127.1 million, or 7.2%, to $1,640.0 million for the year-to-date 2022 from $1,767.0 million for the year-to-date 2021. As a percentage of net sales, gross margin decreased 0.3% from 35.6% in the prior year-to-date to 35.3% in the current year-to-date. The decrease of 30 basis points in gross margin is primarily attributable to:
•21 basis points of unfavorability in e-commerce shipping costs due to increased e-commerce sales during the 2022 year-to-date;
•15 basis points of unfavorability on inventory valuation adjustments;
•14 basis points of unfavorability in inventory overhead expenditures as a result of higher expense absorption rates from lower inventory turnover rates; partially offset by
•40 basis points of favorability in merchandise margins driven by higher average unit retails.

Selling, General and Administrative Expenses. SG&A expenses decreased $59.1 million, or 5.6%, to $998.2 million for the year-to-date 2022 from $1,057.3 million for the year-to-date 2021 primarily due to higher prior year compensation costs associated with the 2021 Vesting Event of $24.9 million of equity compensation and $15.5 million in related payroll tax expense. Additionally, higher performance-based compensation in 2021 contributed to the decrease. As a percentage of net sales, SG&A expenses increased 0.2% to 21.5% in the current year-to-date 2022 compared to 21.3% in the prior year-to-date primarily attributable to deleverage from decreased sales on decreased SG&A costs.
Interest Expense. Interest expense decreased $3.9 million, or 10.2%, for the year-to-date 2022 when compared to the year-to-date 2021, resulting from a lower outstanding balance on our long-term debt as a result of the refinancing of our Term Loan which occurred in May 2021 which was partially offset by an increase in interest rates in recent months on our Term Loan.

Loss on Early Retirement of Debt. Loss on early retirement of debt decreased $2.2 million for the year-to-date 2022 when compared to the year-to-date 2021. During the second quarter of 2021, we refinanced our Term Loan, which resulted in a loss on early retirement of debt of $2.2 million.

Other (Income), net. Other income, net, increased $2.9 million, or 167.8%, in the year-to-date 2022 when compared to the year-to-date 2021, primarily driven by favorable interest rate movement on money market investments in the current year.

Income Tax Expense. Income tax expense increased $0.3 million to $141.8 million for the year-to-date 2022 as compared to $141.5 million for the year-to-date 2021, resulting primarily from an increased effective tax rate. ASO, Inc.’s effective tax rate for the year-to-date 2022 was 23.2% compared to 21.1% in the year-to-date 2021. The change in effective tax rate was primarily driven by a prior year benefit from tax deductions related to the vesting or exercise of several equity compensation awards.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$131,741	$161,305	$470,348	$529,611
Interest expense, net	12,163	11,424	34,240	38,130
Income tax expense	38,156	43,998	141,837	141,511
Depreciation and amortization	27,000	26,459	78,852	77,767
Equity compensation (a)	5,829	2,921	15,486	36,126
Loss on early retirement of debt	—	—	—	2,239
Pre-opening expenses (b)	2,115	—	4,941	—
Payroll taxes associated with the 2021 Vesting Event (c)	—	—	—	15,418
Other (d)	—	595	—	1,309
Adjusted EBITDA	$217,004	$246,702	$745,704	$842,111
Less: Depreciation and amortization	(27,000)	(26,459)	(78,852)	(77,767)
Adjusted EBIT	$190,004	$220,243	$666,852	$764,344

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses, which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$131,741	$161,305	$470,348	$529,611
Equity compensation (a)	5,829	2,921	15,486	36,126
Loss on early retirement of debt	—	—	—	2,239
Pre-opening expenses (b)	2,115	—	4,941	—
Payroll taxes associated with the 2021 Vesting Event (c)	—	—	—	15,418
Other (d)	—	595	—	1,309
Tax effects of these adjustments (e)	(1,808)	(686)	(4,735)	(13,487)
Adjusted Net Income	$137,877	$164,135	$486,040	$571,216

Adjusted Earnings per Share:
Basic	$1.74	$1.80	$5.86	$6.21
Diluted	$1.69	$1.75	$5.72	$5.98
Weighted average common shares outstanding:
Basic	79,085	91,140	82,901	91,951
Diluted	81,379	93,844	84,910	95,504

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)	Represents pre-opening expenses, which are non-capital expenditures associated with opening new stores and incurred prior to the store opening and generating sales. These costs consist primarily of occupancy costs, marketing, payroll and recruiting costs. These costs are expensed as incurred.
(c)	Represents cash expenses related to taxes on equity-based compensation resulting from the 2021 Vesting Event.
(d)
Other adjustments include (representing deductions or additions to Adjusted Net Income) amounts that management believes are not representative of our operating performance, such as costs associated with secondary offerings, installation costs for energy savings associated with our profitability initiatives and other costs associated with business optimization initiatives.

(e)
For the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$50,763	$109,389	$309,169	$515,063
Net cash used in investing activities	(31,677)	(24,944)	(79,811)	(58,711)
Adjusted Free Cash Flow	$19,086	$84,445	$229,358	$456,352

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On October 29, 2022, our cash and cash equivalents totaled $318.2 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
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
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2022	2023	2024	2025	2026	After 2026	Total
Term Loan and related interest (1)	$6,729	$28,966	$26,298	$24,732	$23,876	$299,931	$410,532
Notes and related interest (2)	12,000	24,000	24,000	24,000	24,000	424,000	532,000
ABL Facility and related interest (3)	625	2,500	2,500	1,909	—	—	7,534

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$954,516	$780,945

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	October 29, 2022	January 29, 2022	October 30, 2021
Outstanding borrowings	$—	$—	$—
Issued letters of credit	$17,378	$17,828	$17,828
Available borrowing capacity	$982,622	$874,831	$982,172

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2022 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at October 29, 2022. The following table summarizes our remaining operating lease obligations by fiscal year:

	2022	2023	2024	2025	2026	After 2026	Total
Operating lease payments (1) (2)	$51,702	$205,789	$197,797	$191,262	$183,330	$1,003,824	$1,833,704

(1) Minimum lease payments have not been reduced by sublease rentals of $0.6 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of October 29, 2022.

In the thirty-nine weeks ended October 29, 2022, we opened six new locations. Subsequent to the end of the 2022 third quarter, we have completed three additional new store openings, which brings our total to nine new store openings in 2022.
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
Under the Share Repurchase Programs, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the Share Repurchase Programs are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Programs do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time. As of October 29, 2022, we no longer had availability under the 2021 Share Repurchase Program and we had approximately $399.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program.

The following table summarizes our share repurchases for the fiscal year ended January 29, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 31, 2021 to May 1, 2021)	—	$—	$—
Second Quarter (May 2, 2021 to July 31, 2021) (1)	3,229,974	30.96	99,999,995
Third Quarter (August 1, 2021 to October 30, 2021)	5,722,892	42.96	245,837,186
Fourth Quarter (October 31, 2021 to January 29, 2022)	1,613,930	40.63	65,571,394
Total Shares Repurchased	10,566,796	$38.93	$411,408,575
(1) Shares repurchased during the 2021 second quarter were not subject to the Share Repurchase Programs.

The following table summarizes our share repurchases for the year-to-date 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 30, 2022 to April 30, 2022)	2,272,349	$38.95	$88,500,881
Second Quarter (May 1, 2022 to July 30, 2022)	5,550,892	36.05	200,110,996
Third Quarter (July 31, 2022 to October 29, 2022) (1)	2,176,463	46.33	100,824,712
Total Shares Repurchased	9,999,704	$38.94	$389,436,589
(1) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2022 third quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2022 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 30, 2022 to April 30, 2022)	$0.075	$6,536	March 17, 2022
Second Quarter (May 1, 2022 to July 30, 2022)	$0.075	6,271	June 16, 2022
Third Quarter (July 31, 2022 to October 29, 2022)	$0.075	$5,974	September 15, 2022
Total Dividends Paid		$18,781
On December 6, 2022, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended October 29, 2022, of $0.075 per share of the Company's common stock, payable on January 13, 2023, to stockholders of record as of the close of business on December 20, 2022 (see Note 13 to the accompanying financial statements).

Capital Expenditures
We expect capital expenditures for fiscal year 2022 to be approximately $130.0 million. Approximately 40% of our planned cash outflow relate to investments in our corporate, e-commerce and information technology programs. Investments in new stores and relocations are expected to be 40% of our planned cash outflow and the remaining 20% of the planned cash outflow is expected to be utilized in updates for existing stores and distribution centers. We review forecasted capital expenditures throughout the year and will adjust or modify projects based on business conditions at that time.

Cash Flows for the Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$309,169	$515,063
Net cash used in investing activities	(79,811)	(58,711)
Net cash used in financing activities	(397,189)	(432,659)
Net increase (decrease) in cash and cash equivalents	$(167,831)	$23,693

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2022 decreased $205.9 million, compared to year-to-date 2021. This decrease in cash was attributable to:
•$98.9 million net decrease in cash flows provided by operating assets and liabilities;
•$59.3 million decrease in net income; and
•$47.7 million net decrease in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$73.9 million decrease in cash flows from accrued expenses and other current liabilities which was largely driven by performance compensation payments made and lower related accrual rates in the year-to-date 2022.

The decrease from non-cash charges was primarily caused by:
•$23.4 million decrease in deferred income taxes; and
•$20.6 million decrease in equity compensation expense as a result of the 2021 Vesting Event.

Investing Activities. Cash used in investing activities increased $21.1 million in the year-to-date 2022 compared to the year-to-date 2021. The increase in cash used in investing activities is primarily due to:
•$20.9 million higher capital expenditures driven by investments in new stores and store updates in the year-to-date 2022.

Financing Activities. Cash used in financing activities decreased $35.5 million in the year-to-date 2022, compared to the year-to-date 2021. The primary drivers of the decrease were:
•$99.3 million decrease in cash outflows related to a prior year-to-date principal repurchase in connection with the refinancing of our Term Loan which occurred in the second quarter of 2021; partially offset by
•$43.6 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock in the current year; and
•$29.7 million decrease in net proceeds from the exercise of stock options relative to the year-to-date 2021.

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
There have been no material developments during the fiscal quarter ended October 29, 2022, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 31, 2022 to August 27, 2022	—	$—	—	$500,192,744
August 28, 2022 to October 1, 2022	1,672,091	$46.92	1,672,091	$421,768,212
October 2, 2022 to October 29, 2022	504,372	$44.35	504,372	$399,411,562
Total	2,176,463	$46.33	2,176,463	$399,411,562
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards.
(b) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of October 29, 2022, approximately $399.4 million remained available for share repurchases pursuant to our 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements).
The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
On December 6, 2022, the Board of Directors of the Company approved and adopted amended and restated bylaws of the Company to reflect the amendments summarized below (as so amended and restated, the “Amended and Restated Bylaws”), effective immediately, a copy of which is filed as Exhibit 3.2 to this Form 10-Q.
Among other things, the amendments affected by the Amended and Restated Bylaws: (i) update certain procedural requirements related to director nominations by stockholders in light of the recently adopted Rule 14a-19 under the Exchange Act (the “Universal Proxy Rules”) and (ii) reflect certain other changes to Section 2.03 in light of the Universal Proxy Rules, including requiring (1) additional background information and disclosures regarding stockholders proposing director nominations and other business, director nominees proposed by stockholders, and other persons related to a stockholder’s solicitation of proxies; (2) any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and the Amended and Restated Bylaws and to provide evidence that the stockholder has complied with such requirements; and (3) any nominee proposed by a stockholder to deliver a written questionnaire with respect to the nominee’s background and qualifications as well as provide any other questionnaires or information that may be necessary to assess the nominee’s qualifications and eligibility for board service.
The Amended and Restated Bylaws also: (i) provide that a white proxy card is reserved solely for use by the Company’s Board of Directors (Section 2.03), (ii) update and conform various provisions to reflect the latest amendments to the Delaware General Corporation Law (the “DGCL”), including: (1) clarifying the adjournment procedures for virtual meetings of stockholders (Section 2.10); and (2) eliminating the requirement that the list of stockholders be open to examination at meetings of stockholders (Section 5.05), and (iii) remove certain historical references to KKR and the Stockholders Agreement (as each term is defined in the Company’s amended and restated certificate of incorporation). The Amended and Restated Bylaws also incorporate other non-substantive, ministerial, clarifying and conforming changes.
The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws which are filed as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2*	Amended and Restated Bylaws of the Registrant effective as of December 6, 2022.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Compensatory agreements for director(s) and/or executive officer(s).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 7, 2022 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	KEN C. HICKS
Ken C. Hicks
Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/	MICHAEL P. MULLICAN
Michael P. Mullican
Executive Vice President and Chief Financial Officer
(principal financial officer)