Form 10-K
period 2023-01-28
Academy Sports & Outdoors, Inc.
filed 2023-03-16
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq Stock Market LLC on July 29, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.4 billion.

As of March 9, 2023, Academy Sports and Outdoors, Inc. had 76,954,579 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definite proxy statement for its 2023 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the registrant's fiscal year end.

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

BASIS OF PRESENTATION

All references to "Academy," "we," "us," "our" or the "Company" in this Annual Report refer to (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company and the prior parent holding company of our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our subsidiaries, including our indirect subsidiary, Academy, Ltd., an operating company which is doing business as Academy Sports + Outdoors. All of the Company’s sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company’s long-term debt and lessee of facilities.

We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to “2020,” “2021,” and “2022” relate to our fiscal years ended January 30, 2021, January 29, 2022, and January 28, 2023, respectively, unless the context requires otherwise.

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
•the continued impact of the COVID-19 pandemic on our business and the communities we serve;
•risks associated with our reliance on internationally manufactured merchandise;
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
•risks related to our private label brand merchandise;
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
•payment-related risks;
•the effectiveness of our marketing and advertising programs;
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses.

Legal and Regulatory Risks
•our ability to comply with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products;
•risks related to climate change and other sustainability-related matters;
•claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;
•risks related to product safety;
•our ability to protect our intellectual property and avoid the infringement of third-party intellectual property rights.

Risks Related to Our Indebtedness
•our level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•our ability to incur substantially more debt;
•our variable rate indebtedness subjects us to interest rate risk;
•restrictions on our current and future operations imposed by the terms of our indebtedness;
•our ability to borrow under the ABL Facility (as defined below);
•our level of indebtedness may hinder our ability to negotiate favorable terms with our vendors;

Risks Related to the Ownership of Our Common Stock
•our stock price is volatile or may decline;
•our ability or decision to pay dividends on our common stock or conduct stock repurchases;
•lack of or negative coverage by securities analysts;
•anti-takeover provisions in our organizational documents could delay or prevent a change of control;
•our board of directors is authorized to issue and designate shares of preferred stock without stockholder approval;
•our exclusive forum provision; and
•you may be diluted by any future issuances of shares by us.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in our forward-looking statements.

PART I

Item 1. Business
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled "Cautionary Statement Regarding Forward-Looking Statements." When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the "Risk Factors" section of this Annual Report.

Who We Are
Academy Sports + Outdoors is a leading full-line sporting goods and outdoor recreation retailers in the United States. Originally founded in 1938 as a family business in Texas, we now operate 268 stores across 18 contiguous states. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 31%, 28%, 21%, and 20% of our 2022 net sales, respectively) through both leading national brands and a portfolio of 20 private label brands, which go well beyond traditional sporting goods and apparel offerings.

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

We believe we sit in a sweet-spot of consumer demand, offering a broad, value-based assortment of sporting goods and outdoor recreation products, so our customers can participate and have fun, no matter their budget. Sporting goods shoppers consistently rate us as the top retailer for offering sporting and outdoor recreation products for a wide range of customers and being a one-stop shop. We carefully curate our products to provide the right assortment that appeals to customers from beginners to experts, including families and casual participants.

Our access to national brand and private label brand merchandise creates a comprehensive portfolio of value-based and diversified products, spanning various price-points, that differentiates our assortment from our peers. Our category, brand and price-point mix is unique to Academy and difficult to replicate at other retailers. Approximately 80% of our 2022 merchandise sales was comprised of national brand products, with the remainder coming from exclusive products in our portfolio of private label brands. No single brand we carry accounted for more than 11% of our 2022 sales.

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
•Catalogue & Internet retailers (examples: Amazon, eBay, and Fanatics) do not typically operate brick and mortar stores and primarily rely on delivery of goods. Sporting goods merchandise and apparel and outdoor recreation products may represent a small portion of the total merchandise on their websites.
Our primary competitors are large format sporting goods stores and mass general merchants that offer sporting goods, outdoor recreation products and other lifestyle and recreational merchandise.

Merchandising

Our merchandise consists of national brand products that we purchase and license from various vendors, private label brand products that we brand with our internal brands and exclusive license products that we purchase and license from vendors and carry exclusively. We have long-standing relationships with many of our suppliers and have partnered with them to grow our business over time. In 2022, we purchased merchandise from approximately 1,400 vendors. For 2022, 2021 and 2020 no vendor represented more than 11%, 11%, and 12% of our total purchases, respectively.

We have preferred access to hundreds of well-recognized national brands, such as Nike, Under Armour, adidas, Winchester, Brooks, Crocs, Wilson, Spaulding, Yeti, the North Face, and Columbia Sportswear, which are critical to our market penetration. These and some of our other national brands rely on us to broaden their consumer reach, which fosters a mutually beneficial relationship when it comes to pricing and assortment, and we play a critical role in delivering customer volume for these brands. Our national brand assortment spans across each brand’s price spectrum, which we complement with an assortment of our private label brands priced below the national brand price spectrum. As such, we receive favorable product allocations from leading suppliers.

Our private label brand portfolio consists of 20 brands, including Academy Sports + Outdoors, Magellan Outdoors, BCG, O'rageous, Game Winner, Outdoor Gourmet and Freely. Our private label brand strategy focuses on in-filling categories and price points that our national brand products may not satisfy. Our private label brand offerings support and complement our overall merchandising strategy due to limited price-point overlap with national brands. Additionally, our private label brands generate strong brand equity and drive significant customer loyalty. Approximately 56% of our customers purchased a private label brand from us in 2022.

As of January 28, 2023, we generally organized our merchandise in four divisions made up of sixteen categories as follows:

Division	Category	Primary product types

Outdoors	Camping	Coolers and drinkware, camping accessories, camping equipment, sunglasses, backpacks and sports bags
	Fishing	Marine equipment and fishing rods, reels, baits and equipment
	Hunting	Firearms, ammunition, archery and archery equipment, camouflage apparel, waders, shooting accessories, optics, airguns and hunting equipment

Sports and Recreation	Fitness	Fitness equipment, fitness accessories and nutrition supplies
	Team sports	Team and specialty sports equipment, including baseball, football, basketball, soccer, golf, racket sports, and volleyball
	Recreation	Patio furniture, outdoor cooking, wheeled goods (bicycles, skateboards and other ride-on toys), trampolines, play sets, watersports and pet equipment
	Front end	Electronics, watches, and front-end (consumables, batteries, etc.)

Apparel	Outdoor and seasonal apparel	Outdoor apparel, seasonal apparel, denim, work apparel, graphic t-shirts and accessories
	Youth apparel	Boys and girls outdoor and athletic apparel
	Athletic apparel	Sporting apparel and apparel for fitness
	Licensed apparel	Professional and collegiate team licensed apparel and accessories

Footwear	Casual and seasonal footwear	Casual shoes, slippers, seasonal footwear and socks
	Work footwear	Work and western boots, shoes and hunting footwear
	Youth footwear	Boys and girls athletic footwear
	Athletic footwear	Running shoes, athletic lifestyle and training shoes
	Team sports footwear	Team and specialty sports footwear and slides

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Merchandise sales
Outdoors	$1,940,811	$2,174,650	$1,968,514
Sports and recreation	1,366,785	1,463,172	1,256,357
Apparel	1,759,005	1,810,345	1,390,519
Footwear	1,291,224	1,290,197	1,044,502
Total merchandise sales (1)	6,357,825	6,738,364	5,659,892
Other sales (2)	37,248	34,764	29,341
Net sales	$6,395,073	$6,773,128	$5,689,233
(1) E-commerce sales consist of 10.7%, 9.3% and 10.4% of merchandise sales for 2022, 2021 and 2020, respectively.
(2) Other sales consists primarily of the gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income, sales return allowance and other items.

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

We are active members of the communities in which we operate, and our long-time customers have grown up with Academy and passed their passion for us on to the next generation, enabling us to benefit from strong customer loyalty and shopping frequency.

As of January 28, 2023, the number of stores that we operated, exclusively in the U.S., by state was as follows:

State	Number of Stores
Texas	107
Georgia	20
Louisiana	18
Alabama	15
North Carolina	15
Florida	14
Tennessee	13
Oklahoma	13
Missouri	10
South Carolina	9
Arkansas	8
Mississippi	8
Kansas	6
Kentucky	6
Indiana	3
Illinois	1
Virginia	1
West Virginia	1
268

We have a strong and growing presence in some of the fastest-growing MSAs in the United States, including Austin, Atlanta and Raleigh, which we believe presents significant growth opportunities in both our core markets and outside our footprint. We believe our real estate strategy has positioned us well for further expansion, and our track record has demonstrated that we can open and operate stores profitably. We believe there is significant near-term opportunity for expansion with stores in in-fill markets, where we already have an established presence, and in adjacent markets, markets nearby to current locations which are not fully represented. We expect to open 13 to 15 stores in fiscal 2023.

Marketing

Our marketing strategy is designed to reinforce our fun brand, broad selection of merchandise, and our value offering. We regularly analyze consumer trends on media consumption and rely on various media channels to communicate with our customers. We are continually expanding our targeting and personalization capabilities to deliver the right products and messages at the right time and in the media channel they prefer. Our media mix is a blend of digital and traditional, including paid search, email, affiliate, and social media along with linear and streaming broadcast and radio, print, outdoor and direct mail. Our advertising features a broad assortment of products and messaging tailored to the current selling season.

We utilize certain customer data obtained from our customer relationship management, or CRM, platform, which enable us to create effective customer-targeting strategies. Our current CRM programs focus on welcoming our first-time customers, recognizing our top spenders, reactivating our lapsed customers and cross-selling our category customers. We also utilize customer demographic data that we capture to better localize our marketing, to know when our customers buy from us and what items they purchase. With over 45 million customers in our database, there is ample opportunity to increase our communication directly with our customers via one-on-one marketing.

In addition to our CRM tools, our Academy Credit Card program also provides data to track our customers’ purchases across all channels, giving us the ability to better serve and target those loyal customers.

We often create events at our stores to drive customer traffic. These events range from small, private local league shopping nights to large grand opening celebrations to commemorate new store openings that offer various indoor and outdoor activities, athlete and celebrity appearances, fun activities to test our products and meet our suppliers along with food and games. We also leverage sports championship moments when professional or collegiate sports teams in our markets win league titles. At these events we extend our store hours and offer official commemorative merchandise and may also host autograph signings and/or meet-and-greet events with players or coaches from the championship team. We are committed to making a positive impact on the communities we serve and partner with over 700 organizations, including youth sports leagues that reach more than 500,000 participants. We also partner with school districts, Historically Black Colleges and Universities (HBCUs), local parks, hunting and fishing organizations, military bases and local first responders.

Distribution Centers

We operate three distribution centers in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee. The distribution centers receive and store products from vendors and use sophisticated sorting and logistical equipment to fill the product needs of the retail store locations they serve, as well as to fulfill e-commerce orders. Our distribution centers are leased under long-term agreements. Third-party trucking companies are used to disburse inventory from the distribution centers to and from our stores. These distribution centers are strategically located throughout our footprint to efficiently serve our retail locations and have the capacity to service up to approximately 120 stores per distribution center.

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

Our Team Members
Our mission is to provide “Fun for All” and a critical component to our success is our people. As of January 28, 2023, we employed approximately 22,000 team members in the U.S. and ten team members in Hong Kong. Of those team members, approximately 50% were full-time and 50% were part-time. Our employment levels fluctuate over the course of the year mainly due to the seasonality of our business. None of our team members are covered by collective bargaining agreements. The Company believes that it has a good working relationship with its team members.

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
In 2020, we established our Diversity, Inclusion and Belonging Committee, and they led the organization in the creation of our team member led Diversity, Inclusion and Belonging groups throughout the Company. These groups provide a forum for team members with common interests and/or backgrounds to connect, network, and provide input on issues related events while helping educate and celebrate our team members' diverse backgrounds and experiences.

Talent Management. We believe the best way to serve our customers is to invest in top talent, be open to innovation, and have the vision to succeed. We are focused on creating a winning team by recruiting and retaining great people, promoting teamwork, and fostering an enjoyable and rewarding work environment. We also strive to provide all team members with opportunities for personal growth, cross functional training, job opportunities and career advancement. We offer a mix of instructor-led, online, and blended courses in several key areas, including Career Development and Leadership Development. Our wide variety of courses ranges from job specific (i.e., functional) to broad based leadership training to safety, security, ethics, and compliance training. We also engage in regular and ongoing feedback, annual performance reviews and annual talent calibration conversations. Succession planning is conducted on an annual basis to identify suitable internal candidates for key positions within the Company.

Compensation and Benefits. We offer a competitive compensation and benefits package. Our benefits package is designed to allow team members the ability to pick and choose which benefits are the best for their and their family’s health and well-being. Depending on the team member’s employment and work status, they may be eligible for: medical, dental, and vision insurance; participation in the Company’s 401(k) Plan with a six percent dollar for dollar match up to the IRS deferral limit; participation in the Company’s Employee Stock Purchase Plan which provides a 15 percent discount on the lower of the stock price at the beginning or the end of each offering period; paid time off and paid vacations; the ability for team members to get a portion of their earnings paid daily; tuition reimbursement programs; professional license/certification reimbursement; medical, family, and bereavement leave; additional voluntary short/long term, life, legal, pet, and accident insurance; paid maternity and parental leave; and a 20 percent team member discount on most all of our merchandise, to name a few. We also provide, in all our distribution centers and our Katy corporate office, subsidized meals for all team members at our onsite café and an annual health and benefits fair. Specific to our Katy corporate office, we engage our team members through the opportunity to participate in intramural sport teams, 5K fun walk/run events, subsidized membership in the company gym and exercise classes (this is also open to our Katy distribution team members); “food truck Thursdays”; onsite dental and car wash service; and a company holiday party and other team member appreciation events. In 2022, the Company increased the annual merit and adjustment pool over prior years to recognize and reward our team member’s efforts and support in a unique and challenging year.
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

Information about our Executive Officers

Below is a list of our executive officers, their respective ages as of January 28, 2023 and a brief account of the business experience of each of them.

Name	Age	Position
Ken C. Hicks	70	Chairman, President and Chief Executive Officer
Michael P. Mullican	47	Executive Vice President and Chief Financial Officer
Steven P. Lawrence	55	Executive Vice President and Chief Merchandising Officer
Samuel J. Johnson	56	Executive Vice President, Retail Operations
Sherry Harriman	53	Senior Vice President, Logistics and Supply Chain
Jamey Traywick Rutherford	49	Senior Vice President, Omnichannel
Manish Maini	49	Senior Vice President, Chief Information Officer
William S. Ennis	53	Senior Vice President, Chief Human Resources Officer
Rene G. Casares	47	Senior Vice President, General Counsel and Secretary

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

Intellectual Property

Our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our private label brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous, Game Winner, Outdoor Gourmet and Freely, and our designs, names, slogans, images and trade dress associated with these brands, are valuable assets that are critical to our success.

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
•labor and employment laws, including wage and hour laws and forced labor prevention laws;
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

We are a federally licensed firearms dealer, and we sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2022. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the United States Department of Justice announced a new policy to underscore zero tolerance for willful violations of the law by federally licensed firearms dealers that put public safety at risk. In the future, there may be increased federal, state or local regulation and enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability.

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
The general conditions that affect U.S. consumer discretionary spending in our markets include:
•health of the economy;
•consumer confidence in the economy;
•financial market volatility;
•wages, jobs and unemployment trends;
•public health events (including the COVID-19 pandemic) and their effect on our customers, team members, vendors/suppliers and other stakeholders;
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
Our comparable sales, net sales per square foot, customer traffic or average value per transaction may be adversely affected if, for example, our customers reduce their purchases with us due to continued high inflation, job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, higher taxes, reduced access to credit, falling home prices and lower consumer confidence. A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness. A prolonged period of depressed consumer spending could have a material adverse effect on our business.

Additionally, if the U.S. or global economy experiences a crisis or downturn, including any capital markets volatility or government intervention in the financial markets, or if the U.S. or global economy experiences a prolonged period of decelerating or negative growth, then our liquidity, capital resources or results of operations could be materially and adversely impacted. For example, although we typically generate funds from our operations to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including our ABL Facility, incremental term loan facilities and the equity and debt capital markets. Adverse financial and economic conditions, including as a result of continued increases in interest rates, may adversely affect our ability to draw on our ABL Facility, the ability of banks to honor draws on our ABL Facility or our ability to obtain incremental term loan facilities or access the equity and debt capital markets. In addition, adverse economic conditions could adversely affect our suppliers’ access to the capital and liquidity required to maintain their inventory, production levels, timeliness and product quality and to operate their businesses, which could adversely affect our supply chain, or could reduce our suppliers’ offerings of trade credit, customer incentives, vendor allowances, cooperative marketing expenditures and product promotions, which could adversely affect our results of operations. Adverse economic conditions could also make it difficult for both us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories or could adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The potential ongoing effects of an economic and financial crisis are difficult to forecast and mitigate. We may experience difficulties in operating and growing our operations to react to a U.S. or global financial or economic crisis or downturn. We may be unable, in such cases, to predict how robust a recovery of the U.S. or global economy will be or whether or not it will be sustained.

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
•escalating costs of sporting and outdoor activities due to adverse changes in economic conditions, including rising fuel prices, rising participation fees and rising sporting license fees; and
•severe weather and natural or man-made disasters (e.g., an oil spill closing large areas of hunting or fishing), including heat waves, freezes, hurricanes, tornadoes, large storms and floods, and the effects of such events on the ability of large urban areas to continue spending on sporting goods and outdoor recreation products.

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
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. For example, the popularity of much of the licensed apparel we offer is dependent on the performance of certain sporting teams throughout the course of the applicable sports seasons. If we overestimate or underestimate the projected success of a certain sports team, we may have to take significant mark-downs of our licensed apparel for that sports team or we may miss the opportunity to sell additional licensed apparel or other products with that sports team’s logo. The success of sporting teams is highly uncertain and difficult to predict. In addition, macro factors, such as severe weather, may significantly affect whether or not certain sports leagues are able to host their games in their usual seasons, and if they are, whether or not spectators can attend. Our licensed apparel is significantly more popular when spectators are able to attend the games of the sports teams featured on such apparel. If we are not successful in managing our inventory balances, our results of operations may be negatively affected.

The COVID-19 pandemic has, and may continue to, impact our business and financial results.
The COVID-19 pandemic, including measures taken in response have negatively impacted the global and U.S. economies, disrupted consumer spending and global supply chains, and created significant volatility and disruption of labor and financial markets, and may continue to do so. The initial phase of the COVID-19 pandemic saw the imposition by various governmental authorities, and by us, of significant restrictions on the operations of our facilities intended to protect the health and safety of our team members, customers and communities, including temporary full or partial closures and the imposition of new permanent or temporary safety measures. These restrictions, along with other impacts of the COVID-19 pandemic on our team members and customers, adversely impacted our business and results, and any future imposition of restrictions or resurgence of the pandemic could cause further adverse impacts. Our information technology systems and cyber-security could also be adversely affected by a significant increase in remote working by our corporate team members and a significant increase in online orders.

As a result of the COVID-19 pandemic, we may also see further disruptions or delays in shipments and negative impacts to pricing of certain components of our products. The COVID-19 pandemic has impacted, and may continue to impact, the suppliers of products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured and in some cases due to extreme demand for certain popular or necessary goods or raw materials.

A significant amount of our merchandise is produced in China, and the ongoing COVID-19 pandemic in China has led to, and may continue to lead to, significant governmental measures being implemented in China to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of team members in many regions of the country. These measures in China have resulted in, and may result in further, disruptions to our supply chain, including the temporary closure of third-party manufacturer facilities, interruptions in labor and/or product supply, or restrictions on the export or shipment of our products. As a result, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are again curtailed, we may need to seek alternate manufacturing sources, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. The duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should such production and distribution closures continue or be re-imposed, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

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

The extent to which the COVID-19 pandemic continues to impact our results, financial position and liquidity will depend on future developments and the related impact on consumer confidence and spending, labor supply or product supply, all of which are highly uncertain.

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

Any failure to protect the integrity, confidentiality, and availability of our digital environment (including our technology infrastructure and networks, third party services, and hosted and on-premises software) and data that we hold relating to us and our customers, team members, and partners (including vendors) could result in lost sales, fines, penalties, assessments, investigations, inquiries, and/or lawsuits, a loss of confidence in us, and harm to our reputation, business, results of operations, and financial condition.
The security of our digital environment (including our technology infrastructure and networks, third party services, and hosted and on-premises software) and data (including from our partners) is critical to our business as a retailer, and we devote significant resources to protecting our digital environment and data. In order to operate our business and to provide products and services to our customers, we collect, source, store, maintain, and process data that can be used to identify a person (i.e., personal data or personally identifiable information), including customers, partners, and team members, along with our intellectual property and proprietary business information. We share data with third parties for further processing consistent with applicable terms and conditions. Our retail stores and online operations depend on the secure transmission and processing of confidential information and the continued operation of systems necessary to perform store operations and to process transactions. Our customers provide payment card and gift card information, alternative payment information, and other personal information to purchase products or services, enroll in promotional programs, apply for credit, create accounts and make purchases on our website, or otherwise communicate and interact with us. Job applicants provide personal information in connection with their employment application and our team members provide personal information in connection with their continued employment. We may share information about individual persons with partners assisting with certain aspects of our business. Some personal data and personally identifiable information may be deemed sensitive or otherwise protected under applicable laws or regulations and may be subject to specific requirements for collection, processing, security, and disposal.

We and our partners rely on commercially available information security technology and industry standard operational practices for collecting, storing, maintaining, transmitting, protecting, and processing data. Despite our security measures, we may not be able to anticipate, prevent, and stop future attacks to our digital environment and data and those of our partners. Threat actors may defeat our security measures and may obtain access to data (including personal data or personally identifiable information) that we hold relating to us and our customers, team members, and vendors, or may cause operational harm. For example, ransomware events could cause key systems to be unavailable for use, or credential stuffing attacks of customer accounts on academy.com could cause customer privacy breaches and authorized charges to payment or gift cards, or phishing/smishing attacks, in which attackers masquerade as a trustworthy entity in an electronic communication (including email or text message), could gain control of a user's device and/or credentials. The techniques used by threat actors to attack or access systems and data evolve and may not be recognized until or after being launched against a target. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. While we have no knowledge of any material data security breaches to date, actual or suspected attacks, increased risks, and newly discovered vulnerabilities have resulted, and in the future could result, in us expending significant resources related to our information systems, data stores, technology infrastructure and team member training. A future data security breach could also (1) attract substantial media attention, (2) damage our relationships with our customers, team members, and partners, (3) cause a loss of confidence in us or cause us to violate applicable privacy laws and obligations, (4) expose us to costly government enforcement actions or private litigation and financial liability (possibly beyond our insurance coverage), (5) increase the costs we incur to protect against or remediate security breaches and vulnerabilities, (6) result in additional costs and operational activities to comply with consumer protection and data privacy laws and obligations, and/or (7) disrupt our operations and distract our management and other key personnel from performing their primary operational duties, any of which could adversely affect our reputation, business, results of operations, and financial condition.
We maintain cyber liability insurance in an amount and coverage we deem appropriate, taking into account the specific coverages and coverage requirements in the marketplace. There is no guarantee that our cyber liability insurance will cover a particular cyber incident, that such coverage will be sufficient, or that insurance proceeds will be paid in a timely manner. If an insurance carrier seeks to deny coverage of a particular loss, we may incur costs to dispute the denial of coverage, which could result in paying costs that otherwise would be recovered from insurance and delays in or ultimate denial of coverage.
The data privacy and cyber security regulatory environment is constantly changing, with new and increasingly rigorous or complex requirements. Consumer data privacy and cyber security laws and related regulations have been enacted and additional laws and regulations are under consideration by various state and federal legislatures and regulatory authorities. Maintaining compliance with those requirements may require significant effort, cost, and new or improved technical capabilities, may require changes to our business practices, and may limit our ability to obtain or use data to provide a personalized customer experience or to engage in certain marketing practices. In addition, failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits, reputational damage, and other risks and costs that may be difficult to anticipate but could become material depending on the specific facts.
A significant portion of the merchandise that we sell is manufactured in foreign countries, including China, which exposes us to various international risks that could have a material adverse effect on our business and results of operations.
A significant portion of the merchandise that we sell, including merchandise we purchase from domestic suppliers and much of our private label brand merchandise, is manufactured in countries such as China, Vietnam, El Salvador and Bangladesh. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” status with the United States for a particular foreign country, delays in shipment, shipping port and ocean carrier constraints, supply and demand constraints, labor strikes, work stoppages or other disruptions, freight cost increases and economic uncertainties (including the United States imposing anti-dumping or countervailing duty orders, tariffs, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ labor, environmental, corruption, workplace safety, or other business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability. For example, in late 2021, the United States Government enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumes goods produced in the Xinjiang Uyghur Autonomous Region of China, or with labor linked to specified Chinese government-sponsored labor programs, were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. Compliance with UFLPA could have a material adverse effect on our business, financial condition and results of operations. Merchandise or raw materials purchased from alternative sources may be of lesser quality or more expensive than the merchandise or raw materials we currently purchase abroad. If any of these or other factors were to cause a disruption of trade from the countries in which our suppliers are located, our inventory levels may be reduced or the costs of our merchandise may increase.

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
In addition, the federal government periodically considers other restrictions on the importation of products obtained by our vendors and us. If the United States were to withdraw from or materially modify any international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, or if border taxes were implemented, then the goods we import may become more expensive or may no longer be available at a commercially attractive price or at all, each of which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
General trade tensions between the United States and China began escalating in 2018, with the Trump administration ultimately imposing multiple rounds of tariffs on imports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on private label brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to sales and/or gross margin. Additionally, these tariffs have resulted in and could result in further retaliatory tariff actions by China and could ultimately result in further tariffs on merchandise that we, and many of our vendors, import from China. These tariffs have had an adverse effect on our business, financial condition and results of operations. In response, we have sought alternative suppliers or vendors, raised prices, and made changes to our operations. The continuation of this situation could have further adverse effects on our sales and profitability, results of operations and financial condition. As of our report date, no significant modifications have been enacted relative to the escalated tariffs which impact our business.

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
Our information technology systems, if not functioning properly or if failing to function altogether, could disrupt our ability to track, record, and analyze sales and inventory and could cause disruptions of operations, including, among other things, our ability to order, process and ship inventory, process financial information including credit card transactions, prevent data breaches and credit card fraud, process payrolls or vendor payments or engage in other similar normal business activities. Our information technology systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations), catastrophic events such as fires, floods, tornadoes, earthquakes and hurricanes, and usage errors by our associates. From time to time we have experienced, and we may in the future further experience, interruptions, damages, or failures of our information technology systems, some of which disrupt our business and cause us to expend additional resources to rectify. Although we attempt to mitigate the risk of possible business interruptions by employing customary strategies, any material disruption, malfunction or any other similar problem in or with our information technology systems could negatively impact our business operations and materially and adversely affect our financial results.
From time to time, our computer and information technology systems may require repair, upgrade, enhancement, integration and/or replacement for us to maintain successful current operations and achieve future sales and store growth.

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
Any failure to successfully update and maintain our information technology systems, and any missteps, delays, cost overruns, vendor disputes, technical challenges or other similar issues that may arise during the updating of our information technology systems, could have a material impact on our business, financial condition, results of operations, internal controls over financial reporting and ability to manage our business effectively.
From time to time, we may undertake initiatives involving numerous information technology systems, including our merchandise management, warehouse management, customer relationship management, point of sale, e-commerce, data security, credit card fraud detection, financial reporting, and labor management systems. While each of these information technology systems initiatives is intended to further improve and enhance our information technology systems, our failure to timely, properly or adequately implement these systems initiatives could result in increased costs or risks, the diversion of our management’s and team members’ attention and resources and could materially adversely affect our results of operations, our internal controls over financial reporting or general computer controls, our ability to manage our business effectively and possible disruption of our business operations or financial reporting.

We depend on approximately 1,400 suppliers to supply us with the merchandise we purchase for resale and our significant dependence on these suppliers exposes us to risks associated with disruption in supply and losses of merchandise purchasing incentives that could have a material adverse effect on our business and results of operations.
We depend on approximately 1,400 suppliers to supply us in a timely and efficient manner with the merchandise we sell. Our significant dependence on these suppliers exposes us to various risks that could have a material adverse effect on our business and results of operations. In 2022, purchases from our largest vendor represented approximately 11% of our total inventory purchases. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. If there is a disruption in supply from a principal supplier (which can occur for various reasons in or out of the control of these suppliers, including as a result of public health emergencies, such as the COVID-19 pandemic, and measures taken by the Chinese government or other governments in response to such events), we may experience merchandise out-of-stocks, delivery delays or increased delivery costs, or otherwise be unable to obtain the same merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all, which could materially affect our results of operations and our customers’ confidence in us. For example, during fiscal 2022 we observed increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. These factors negatively impacted transportation costs and required us to pay higher rates to maintain our inventory levels, and we expect such supply chain challenges to continue at least in the near term. Additionally, changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) also have the potential to increase our expenses and adversely affect our results of operations. The formation and/or strengthening of business partnerships between our suppliers and our competitors could directly alter the available supply of merchandise we desire to sell, which could have a material adverse effect on the level of customers purchasing merchandise from us and, thus, our results of operations. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations.

Harm to our reputation could adversely impact our ability to attract and retain customers, team members, vendors and/or other partners.
Negative publicity or perceptions involving us or our brands, products, team members, operations, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers, team members, vendors and/or other partners. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include failure of our cybersecurity measures to protect against data breaches, product liability and product recalls, our social media activity, failure to comply with applicable laws and regulations or enforce our own policies, our policies related to the sale of firearms, ammunition and accessories, our policies relating to public health, public stances on controversial social or political issues, and any of the other risks enumerated in these risk factors. As part of our marketing efforts, we rely on social media platforms and other digital marketing to attract and retain customers. A variety of risks are associated with our social media activity and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our customers, team members or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to us or our brands, products, team members, operations, vendors, spokespersons or partners could harm our business, results of operations and financial condition, regardless of the information’s accuracy, and the harm may be immediate without affording us an opportunity for redress or correction. Furthermore, the prevalence of news coverage, the internet, and social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.

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
Our strategy includes opening stores in existing markets and, from time to time, new markets. We must successfully choose our store sites, execute favorable real estate transactions on terms that are acceptable to us, construct and equip the stores with furnishings and appropriate merchandise, hire and train competent personnel and effectively open and operate these new stores and integrate the stores into our operations, and we may need to expand our distribution infrastructure, including the addition of new distribution centers. Our plans to increase our number of retail stores will depend in part on the availability of existing (vacant) retail stores or developable store sites. The availability of second-generation retail store space, and developable retail sites (i.e., land and redevelopment sites) that meet our criteria is very low. Land prices continue to increase as developers pursue more favorable non-retail options capable of yielding higher returns. Further, a lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. We cannot expect that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs, available credit to landlords and developers and landlord bankruptcies could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

We lease our stores under operating leases with initial terms of 15 to 20 years, and we generally cannot cancel these leases at our option. If a store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
In addition, our expansion in new and existing markets may present competitive, merchandising, marketing, human resources, distribution and regulatory challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, maintaining our levels of customer service, training our store team members, additional information to be processed by our management information systems and diversion of our management’s attention from operations, such as the control of inventory levels in our stores. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. As a result of our anticipated growth, we may become increasingly reliant on entry into new markets to grow, we may face additional risks and our results of operations could suffer. To the extent that we are not able to meet new challenges, our sales could decrease and our operating costs could increase.
There also can be no assurance that we will be able to continue our expansion plans successfully or continue to manage our growth effectively, or that our new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of our existing stores. Our continued growth also depends in large part, upon our ability to open new stores in a timely manner and to operate them profitably. In 2020 and 2021, in response to the then-current retail environment, we temporarily stopped new store openings, before resuming in 2022. A slower than expected pace of new store openings may negatively impact our net sales growth and operating income. New stores also may face greater competition and have lower anticipated sales volumes relative to previously opened stores during their comparable years of operation. We may not be able to advertise cost-effectively in new or large markets in which we have less store density, which could slow sales growth at such stores. We also cannot guarantee that we will be able to obtain and distribute adequate product supplies to our new stores or maintain adequate warehousing and distribution capability to support our new stores at acceptable costs. Thus, our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.

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

Our private label brand merchandise exposes us to various risks generally encountered by companies that source, manufacture, market and retail exclusive private label brand merchandise.
In addition to national brand merchandise, we offer customers private label brand merchandise that is primarily sold exclusively by Academy. The sale of private label brand merchandise subjects us to certain risks, including:
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
•claims and lawsuits resulting from injuries associated with the use of our private label brand merchandise;
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
•sourcing and manufacturing outside the United States, including foreign laws and regulations, political unrest, disruptions or delays in cross-border shipments, changes in economic conditions in foreign countries, exchange rate and import duty fluctuations and conducting activities with third-party manufacturers; and
•increases in the price of raw materials used in the manufacturing of our private label brand merchandise and other risks generally encountered by entities that source, manufacture, market and retail private label brand merchandise.
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
Unforeseen events, including public health emergencies, such as pandemics, natural disasters, such as earthquakes, hurricanes, tornadoes, freezes, snow or ice storms, floods and heavy rains, heatwaves, and man-made disasters, such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores. Global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Socio-political factors, such as foreign wars, civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our supply chain or store base, may also result in decreased discretionary spending, property damage and/or business interruption losses. For example, we may face losses related to the civil unrest in the United States, such as the that which occurred in late May 2020 in response to reported incidents of police violence. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business, resupply or staff our stores, distribution centers or corporate headquarters or fulfill our e-commerce orders, especially during peak shopping seasons, and through lost sales and any precautions that we may take may not be adequate to mitigate the impact of such events. As these events occur in the future, if they should impact areas in which we have our corporate headquarters, a distribution centers or a concentration of retail stores or vendor sources, such events could have a material adverse effect on our business, financial condition and results of operations.

Our business is significantly dependent on our ability to meet our labor needs.

The success of our business depends significantly on our ability to hire and retain quality team members, including store managers, Enthusiasts and other store team members, distribution center team members and corporate directors, managers and other personnel. We plan to expand our team member base to manage our anticipated growth. Competition for non-entry-level personnel, particularly for team members with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store team members are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health emergencies, such as the COVID-19 pandemic. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the COVID-19 pandemic, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Recent or potential future legislative initiatives may seek to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states or markets. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage team members, but also the wages paid to our other hourly team members as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Additionally, the U.S. Department of Labor has indicated that it intends to propose rules that may have salary and wage impact for “exempt” team members, which could result in a substantial increase in store payroll expense. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations. If we are unable to hire and retain store-level team members capable of providing a high level of customer service, skilled distribution center team members or other qualified personnel, our business could be materially adversely affected.
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

We depend on key personnel in order to support our existing business and future initiatives and may not be able to retain or replace these team members, recruit additional qualified personnel or effectively manage succession.
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

We rely upon various means of transportation, including ships and trucks, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon numerous factors affecting transportation, including the price of fuel and the availability of trucks and ships. The price of fuel and demand for transportation services has fluctuated significantly over the last few years, and has resulted in increased costs for us and our vendors. Additionally, during fiscal 2022, we observed increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. These factors negatively impacted transportation costs, and required us to pay higher rates to maintain our inventory levels, and we expect such supply chain challenges to continue at least in the near term. In addition, changes in regulations may result in higher fuel costs through taxation, transportation restrictions or other means. Fluctuations in transportation costs and availability could adversely affect our results of operations.
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
We are a federally licensed firearms dealer and we sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2022. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the DOJ announced a new policy to underscore zero tolerance for willful violations of the law by federally licensed firearms dealers that put public safety at risk. In the future, there may be increased federal, state or local regulation or enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations.

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
We are subject to risks associated with climate change and other sustainability-related matters, or legal, regulatory or market expectations and responses.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere, including increases in global temperatures, changes in weather patterns and increasingly frequent and/or prolonged extreme weather and climate related events, could present risks to our operations. For additional information, see also our risk factor related to the impact of severe weather under “Risks Related to Our Business and Industry” above. Climate change could exacerbate challenges relating to the availability and quality of water and raw materials, including those used in the production of the private label and other merchandise that we sell, and may result in changes in regulations or consumer preferences that could have a material adverse effect on our business, results of operations and financial condition. There has been an increased focus by governmental and non-governmental organizations, customers, team members and other stakeholders on products that are sustainably made and other sustainability matters, including responsible sourcing, the use of plastic, conservation, energy and water, the recyclability of packaging and materials transparency, all of which may require us to incur increased costs for additional transparency, due diligence, and reporting. Additionally, recent proposed regulatory changes related to climate change and reporting, could increase the complexity of, and compliance costs associated with, such regulations that could have a material adverse effect on our business, results of operations and financial condition.

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
•the design, purchase, manufacture, import, distribution and sale of our private label brand products;
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
We require many of our vendors to carry their own insurance, and we have indemnity agreements with many of our vendors, but we cannot be assured that (1) any specific claim or lawsuit will be subject to a vendor’s insurance or indemnity agreement, (2) our vendors will carry or maintain such insurance coverage or meet their indemnity obligations or (3) we will be able to collect payments from our vendors sufficient to offset liability losses or, in the case of our private label brand products, where almost all of the manufacturing occurs outside the United States, that we will be able to collect anything at all.

With all claims and lawsuits, however, there is a risk that liabilities, fines and losses may not be covered by insurance or indemnity or may exceed insurance or indemnity coverage.

Our sales and operating results could be adversely affected by product safety concerns.
If the products that we offer, including from both national brands and our private label brands, do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience decreased sales, increased costs, and/or be exposed to legal and might give rise to reputational risk. All of our vendors must comply with applicable product safety laws, and it is our expectation that our vendors will stand behind their products to ensure that the products we buy comply with all federal, state, and local requirements for sale, including product safety, labeling, and testing requirements. Negative customer perceptions and publicity regarding the safety and sourcing of the products we sell, and events that give rise to actual, potential, or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Furthermore, reputational damage caused by real or perceived product safety concerns could have a negative impact on our sales and operating results.

Our failure to protect our intellectual property or avoid the infringement of third-party intellectual property rights could be costly and have a negative impact on our results of operations.
We believe that our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our private label brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O'rageous, Game Winner, Outdoor Gourmet and Freely, and our goodwill, designs, names, slogans, images and trade dress associated with these brands, are valuable assets, essential to our success and our competitive position due to their name recognition with customers. The unauthorized use or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. In addition, any infringement or other intellectual property claim made by or against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, cause us to discontinue affected products, distract key resources from our core business or require us to enter into royalty or licensing agreements. As a result, any such claim made by or against us or our failure to protect our intellectual property could have an adverse effect on our results of operations.

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
As of January 28, 2023, we had approximately $194.8 million outstanding under the Term Loan and $400.0 million outstanding under the Notes, all of which is secured. As of January 28, 2023, we had no borrowings outstanding under the ABL Facility (as defined in Note 4 of the accompanying financial statements), an available borrowing capacity under the ABL Facility of approximately $947.8 million (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $13.9 million, all of which were issued under the ABL Facility.
Our overall level of indebtedness requires that we dedicate a portion of our cash flows to debt service payments. The Term Loan (as defined in Note 4 of the accompanying financial statements) requires quarterly principal payments through September 30, 2027, and monthly cash interest payments through maturity. The ABL Facility, under which we had no borrowings as of January 28, 2023, matures on November 6, 2025. The Notes (as defined in Note 4 of the accompanying financial statements) require semi-annual payments of interest (in arrears) and matures on November 15, 2027.
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
Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of January 28, 2023, we had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $947.8 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan by up to the greater of (x) $480.0 million and (y) 100% of the Consolidated EBITDA (as defined in the Term Loan), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

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
LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.

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
•announcements by us, our competitors, our suppliers of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
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

We cannot provide any guaranty of future dividend payments or that we will repurchase our common stock pursuant to our share repurchase program, and our indebtedness could limit our ability to pay future dividends on our common stock.
We declared and paid our first quarterly cash dividend for the fourth quarter for fiscal 2021 and have paid a quarterly cash dividend consistently thereafter. Any determination to pay future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Therefore, there can be no assurance that we will pay any dividends to holders of our common stock or as to the amount of any such dividends. In addition, our historical results of operations, including cash flow, are not indicative of future financial performance, and our actual results of operations could differ significantly from our historical results of operations. We have not adopted, and do not currently expect to adopt, a separate written dividend policy. Furthermore, although our board of directors has authorized a share repurchase program, the timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. We are not obligated to make any purchases under the program, and we may discontinue it at any time.

Additionally, our operations are conducted through our wholly owned subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments or conduct share repurchases, if any, is highly dependent on the earnings of, and the receipt of funds from, our subsidiaries via dividends or intercompany loans. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

We have approximately 223 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under our New Academy Holding Company, LLC 2011 Unit Incentive Plan (the "2011 Equity Plan"), our 2020 Omnibus Incentive Plan (the "2020 Equity Plan"), and our 2020 Employee Stock Purchase Plan (the "ESPP"). Any common stock that we issue, including under our 2011 Equity Plan, 2020 Equity Plan, ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock in this offering. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We are headquartered at 1800 North Mason Road, Katy, Texas, 77449. The following table sets forth the location, use and size of our corporate and distribution center facilities as of January 28, 2023:

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
(7) Three year lease entered in 2022.

We lease all of our stores. Our initial store lease terms are typically 15 to 20 years with various renewal options and lease escalation structures. We believe that all of our leases are entered into at then-prevailing market lease rates. As of January 28, 2023, our total leased store square footage was approximately 18.8 million square feet.

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

Included in the matters discussed above were nine lawsuits filed against us between December 2017 and November 2019 in Texas state judicial courts located in Bexar County, Texas, by 79 plaintiffs on behalf of certain victims of a November 2017 shooting in Sutherland Springs, Texas. These cases, which presented substantially similar issues of law and fact, related to the April 2016 sale by one of our stores of a firearm and magazine that were alleged to have been used in the Sutherland Springs incident. The plaintiffs sought monetary relief ranging from $1 million to over $150 million and, in some cases, injunctive relief to prohibit us from selling certain firearms in Texas to residents of states where such a sale would violate their home state’s applicable firearm laws. The Supreme Court of Texas heard oral arguments relating to our motions for summary judgment to dismiss certain of the cases in October 2020 (the “Texas Supreme Court Cases”), with the remainder of these cases stayed pending the Supreme Court of Texas’ decision. On June 25, 2021, the Supreme Court of Texas issued an opinion directing the trial court to grant our motion for summary judgment and held that the Texas Supreme Court Cases are statutorily barred and we are protected from continued participation in the Texas Supreme Court cases. Given the Supreme Court of Texas’s opinion, all of the plaintiffs filed motions to voluntarily dismiss their lawsuits on April 11, 2022 and the court granted those motions and dismissed all of the plaintiffs' claims with prejudice on April 13, 2022.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Academy's common stock began trading on the Nasdaq Stock Market LLC, or Nasdaq, under the symbol "ASO" on October 2, 2020. Prior to that date, there was no public market for our common stock.

Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq US Benchmark Retail Index and the Russell 3000 Index commencing October 2, 2020 (the Company’s initial day of trading) through January 27, 2023. All values assume a $100 initial investment at the opening price of the Company’s common stock on the Nasdaq and data for the Nasdaq US Benchmark Retail Index and the Russell 3000 Index assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/2/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/28/2022
4/29/2022
7/29/2022
10/28/2022
1/27/2023
ASO, Inc.
Nasdaq US Benchmark Retail Index
Russell 3000 Index

Issuer Purchases of Equity Securities
The following table summarizes the repurchases and cancellations of our common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 30, 2022 to November 26, 2022	—	$—	—	$399,411,562
November 27, 2022 to December 31, 2022	1,125,350	$52.38	1,125,350	$340,489,446
January 1, 2023 to January 28, 2023	778,582	$52.78	778,582	$299,411,563
Total	1,903,932	$52.54	1,903,932	$299,411,563
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards.
(b) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of January 28, 2023, approximately $299.4 million remained available for share repurchases pursuant the 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

Holders

As of March 9, 2023, there were 18 holders of record of ASO, Inc.'s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in "street name" or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividends

On March 2, 2023, the Company issued a press release announcing that the Board of Directors (the “Board”) declared a quarterly cash dividend with respect to the quarter ended January 28, 2023 of $0.09 per share of common stock, payable on April 13, 2023, to stockholders of record as of the close of business on March 23, 2023. The Company intends to announce quarterly cash dividends, the declaration, timing, amount, and payment of which will be subject to the discretion and approval of the Board, taking into account such considerations as the Board may deem relevant at the time, including, among others, the Company’s results, financial condition and capital allocation plans.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 28, 2023 (this "Annual Report").
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
Any reference in this Annual Report to "year" or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Unless otherwise specified, all comparisons or changes regarding 2022 are made to 2021.
All references in this discussion and analysis to "2022", "2021" and "2020" or like terms relate to our fiscal years as follows:

Fiscal Year	Ended	Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52
2020	January 30, 2021	52

Overview
We are a leading full-line sporting goods and outdoor recreation retailers in the United States. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, apparel, sports & recreation and footwear (representing 31%, 28%, 21% and 20% of our 2022 net sales, respectively) through both leading national brands and a portfolio of 20 private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of January 28, 2023, we operated 268 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 18 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app, introduced in the 2021 second quarter. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Beginning stores	259	259	259
Q1 new stores	1	—	—
Q2 new stores	1	—	—
Q3 new stores	4	—	—
Q4 new stores	3	—	—
Closed	—	—	—
Ending stores	268	259	259

Relocated stores	—	1	—

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
Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than 13 months. We have seen a significant comparable sales increase in recent years from (0.7%) in 2019 to 16.1% and 18.9% in 2020 and 2021, respectively. However, we experienced a decrease in comparable sales of 6.4% in 2022. See the discussion on Net Sales below for some contributing factors to the recent changes.

Transactions and average ticket. We define transactions as the number of customer transactions for stores and e-commerce during a given period on a comparable sales basis. Transactions are influenced by customer traffic, the amount of customers that visited our stores or website, and sales conversion, the percent of those customers that made a purchase. We define average ticket as total comparable sales divided by the number of transactions during a given period, which tells us the average amount the customer is spending on a purchase.

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
Components of Our Results of Operations. Our profitability is primarily influenced by fluctuations in net sales, inventory expenses, our ability to leverage selling, general and administrative expenses, and our ability to limit our interest and income tax expense.
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
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to avoid markdowns and clearance, which negatively impact sales and gross margin. We have deployed several new tools over recent years to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock and execute a disciplined markdown strategy throughout the year at every location. This implementation, along with other factors, has allowed us to improve our inventory management in stores over the past few years. We have coupled these tools with the data we have been able to collect from our Academy Credit Card program, our customer database and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis.
We continue to believe that the increased popularity of isolated recreation, outdoor and leisure activity products brought on by customer demand during the COVID-19 pandemic will result in a long-term increase to our customer base. Additionally, we have benefited from shifting of customer spend towards in-home health and wellness and dedicating more time to memory-making experiences. Our broad assortment gives us an advantage over mass general merchants who typically do not carry the leading national brands sold at Academy. We have also continued to add private label brand products to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. A shift in our sales mix in which we sell more units of our private label brand products and fewer units of the national brand products would generally have a positive impact on our gross margin but an adverse impact on our total net sales. Furthermore, our softgoods merchandise divisions, which consist of apparel and footwear, have higher margins than our hardgoods merchandise divisions, which consist of outdoors and sports and recreation. A shift in sales mix toward softgoods would generally have a positive impact on gross margin and a shift in sales mix towards hardgoods would generally have a negative impact on gross margin. In recent years we have experienced higher sales related to the outdoors and sports and recreation merchandise divisions, as our customers turned to us for isolated recreation and outdoor and leisure activities during the pandemic. As our business begins to normalize, we are experiencing a shift in our sales mix from the outdoors and sports and recreation merchandise divisions to the footwear and apparel merchandise divisions, which would generally have a positive impact on our gross margin rate.
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years and we expect that it will continue to be a driver of growth in our net sales and gross margin. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. During 2022, we improved our omnichannel capabilities by implementing several innovative features to enhance the customer shopping experience, including outfitting, express check-out and enabling biometric security measures. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2020, 2021 and 2022. During 2022, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including support of our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.

We expect that new stores will be a key driver of growth in our net sales and gross margin in the future. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and we expect to open 13 to 15 new stores in fiscal 2023. We expect most of our stores to achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.
Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution, which consist primarily of payroll and benefits, distribution center occupancy costs and freight and are generally variable in nature relative to our sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label brand merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including commodity costs, freight costs, shrinkage and inventory processing costs and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
Over the past couple of years, we have seen increased competition across the industry for resources throughout a constrained supply chain, which has resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have experienced a period of decreased or delayed supply and high inflation. These factors have negatively impacted transportation and inventory costs. Under the last in, first out method ("LIFO"), our cost of sales reflects the costs of the most recently purchased inventories. A prolonged continuation of high inflationary levels of inventory and related transportation costs could result in LIFO charges that have a negative impact on our gross margin.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. As sales increase at a higher rate than our SG&A, this results in sales leverage and a higher sales flow through to net income, which we have experienced in recent years with SG&A expenses as a percentage of sales declining from 23.1% to 21.3% in 2020 and 2021, respectively. However, SG&A expenses as a percentage of sales remained relatively flat at 21.4% in 2022 when compared to 21.3% in 2021. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In November of 2020, we refinanced our debt resulting in an approximate $630 million reduction in our overall debt outstanding. Subsequently, in May of 2021 we entered into an amendment to our Term Loan, which reduced the applicable margin on our LIBOR rate by 1.25%, and paid down $99 million (see Note 4 to the accompanying financial statements). In December of 2022, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan (see Note 4 to the accompanying financial statements). These actions have resulted in interest expense reductions in 2021 and 2022 and are expected to continue into 2023.
Income Tax Expense. Prior to October 1, 2020, New Academy Holding Company, LLC, our prior ultimate parent company, was treated as a flow through entity for U.S. federal income tax purposes and thus no federal income tax expense was recorded in our consolidated statements of income for periods prior to October 1, 2020. Our tax rate prior to October 1, 2020 was almost entirely the result of state income taxes. In connection with our initial public offering ("IPO"), as a result of the Reorganization Transactions (see Note 1 to the accompanying financial statements) completed on October 1, 2020, Academy Sports and Outdoors, Inc. ("ASO, Inc.") is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes since October 1, 2020.

Results of Operations
A discussion regarding Results of Operations and Analysis of Financial Condition for the fiscal year ended January 29, 2022, as compared to the fiscal year ended January 30, 2021, is included in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

2022 (52 weeks) Compared to 2021 (52 weeks)

The following table sets forth amounts and information derived from our consolidated statements of income for the periods indicated as follows (dollar amounts in thousands):

	Fiscal Year Ended				Change
	January 28, 2023		January 29, 2022		Dollars	Percent
Net sales	$6,395,073	100.0%	$6,773,128	100.0%	$(378,055)	(5.6)%
Cost of goods sold	4,182,571	65.4%	4,422,033	65.3%	(239,462)	(5.4)%
Gross margin	2,212,502	34.6%	2,351,095	34.7%	(138,593)	(5.9)%
Selling, general and administrative expenses	1,365,953	21.4%	1,443,148	21.3%	(77,195)	(5.3)%
Operating income	846,549	13.2%	907,947	13.4%	(61,398)	(6.8)%
Interest expense, net	46,441	0.7%	48,989	0.7%	(2,548)	(5.2)%
Loss on early retirement of debt	1,963	0.0%	2,239	0.0%	(276)	(12.3)%
Other (income), net	(20,175)	(0.3)%	(2,821)	(0.0)%	(17,354)	615.2%
Income before income taxes	818,320	12.8%	859,540	12.7%	(41,220)	(4.8)%
Income tax expense	190,319	3.0%	188,159	2.8%	2,160	1.1%
Net income	$628,001	9.8%	$671,381	9.9%	$(43,380)	(6.5)%
* Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $378.1 million, or 5.6%, in 2022 over the prior year as a result of decreased comparable sales of 6.4%, which were partially offset by $50.7 million in additional net sales generated by new locations. As of the end of 2022, we operated nine additional stores as compared to the end of 2021.
The decrease of 6.4% in comparable sales was driven by lower sales across all merchandise divisions as a result of fewer transactions of 8.2%, partially offset by an increase in average ticket of 2.0%. The higher comparable sales in the prior year were partially due to stimulus payments and child tax credits issued by the U.S. government during 2021. The majority of the decrease in comparable sales was due to lower sales in the outdoors merchandise division caused by a decrease in the hunting category. To a lesser extent, within the outdoors merchandise division, fishing also contributed to the decrease in sales. The sports and recreation merchandise division sales also declined, largely driven by recreation and fitness as these categories were particularly impacted by increased prior year isolated recreation demands brought on by the COVID-19 pandemic, especially in categories such as fitness equipment, outdoor games, bikes and outdoor cooking. These decreases were partially offset by increased sales in team sports, including football, basketball, baseball and golf. The apparel division experienced declining sales largely due to athletic apparel and youth apparel, which were partially offset by increased sales in licensed apparel, and the footwear division was relatively flat compared to the prior year.
E-commerce sales increased $56.8 million, or 9.1%, in 2022 when compared to the prior year and represented 10.7% and 9.3% of merchandise sales for 2022 and 2021, respectively.

Gross Margin. Gross margin for 2022 decreased $138.6 million, or 5.9%, when compared to 2021. Our gross margin, as a percentage of net sales, was 34.6% in 2022 compared to 34.7% in 2021, a decrease of 10 basis points. This decrease is primarily due to:
•17 basis points of unfavorability in e-commerce shipping costs due to increased e-commerce sales during 2022;
•13 basis points of unfavorability on inventory valuation adjustments; partially offset by
•19 basis points of favorability on domestic inbound freight due to lower freight costs per unit.

Selling, General and Administrative Expenses. SG&A expenses decreased $77.2 million, or 5.3%, to $1,366.0 million in 2022 from $1,443.1 million in 2021 primarily due to higher prior year compensation costs associated with the 2021 Vesting Event (see Note 1 to the accompanying financial statements) of $24.9 million of equity compensation and $15.4 million in related payroll tax expense. Additionally, $54.7 million of higher performance-based compensation in 2021 contributed to the decrease. As a percentage of net sales, SG&A expenses increased 0.1% to 21.4% in 2022 compared to 21.3% in 2021 primarily attributable to deleverage from decreased sales.

Loss on early retirement of debt. Loss on early retirement of debt decreased $0.3 million to a loss of $2.0 million from $2.2 million in 2021. During the 2022 fourth quarter, we utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings under the Term Loan, which resulted in a loss on early retirement of debt of $2.0 million. During the 2021 second quarter, we refinanced our Term Loan, including a prepayment of $99.0 million, which resulted in a loss on early retirement of debt of $2.2 million.

Interest Expense. Interest expense decreased $2.5 million, or 5.2%, to $46.4 million in 2022 from $49.0 million in 2021 resulting primarily from a lower outstanding balance on our long-term debt as a result of the Refinancing Transactions (see Note 4 to the accompanying financial statements) and the voluntary Term Loan prepayments of $99.0 million and $100.0 million, which occurred in the second quarter of 2021 and the fourth quarter of 2022, respectively, partially offset by an increase in interest rates in recent months on our Term Loan.

Other (Income), net. Other income increased $17.4 million in 2022 when compared with 2021, primarily driven by $7.2 million in business interruption proceeds received related to a winter storm which occurred in February of 2021 (see Note 2 to the accompanying financial statements) and higher interest income driven by favorable interest rate movement on money market investments in the current year.

Income Tax Expense. Income tax expense increased $2.2 million to $190.3 million in 2022 as compared to $188.2 million in 2021 resulting primarily from an increased effective tax rate. ASO, Inc.'s effective tax rate for 2022 was 23.3% compared to 21.9% in 2021. The change in effective tax rate was primarily driven by a prior year benefit from tax deductions related to the vesting or exercise of several equity compensation awards.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income (loss) to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$628,001	$671,381	$308,764
Interest expense, net	46,441	48,989	86,514
Income tax expense	190,319	188,159	30,356
Depreciation and amortization	106,762	105,274	105,481
Consulting fees (a)	—	—	285
Private equity sponsor monitoring fee (b)	—	—	14,793
Equity compensation (c)	21,175	39,264	31,617
(Gain) loss on early retirement of debt, net	1,963	2,239	(3,582)
Severance and executive transition costs (d)	—	—	6,571
Costs related to the COVID-19 pandemic (e)	—	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	—	15,418	—
Other (g)	—	3,118	8,592
Adjusted EBITDA (h)	$994,661	$1,073,842	$607,023
Less: Depreciation and amortization	(106,762)	(105,274)	(105,481)
Adjusted EBIT (h)	$887,899	$968,568	$501,542

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement (see Note 13 to the accompanying financial statements).
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event (see Note 1 to the accompanying financial statements), timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
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
(g)
Other adjustments include (representing deductions or additions to Adjusted EBITDA and Adjusted EBIT) amounts that management believes are not representative of our operating performance, including installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's (see Note 1 to the accompanying financial statements) members and our omnibus incentive plan, and other costs associated with strategic cost savings and business optimization initiatives.

(h)	Effective January 28, 2023, we no longer exclude pre-opening expenses from our computation of Adjusted EBITDA and Adjusted EBIT (see "Pre-Opening Expenses" in Note 2 to the accompanying financial statements).

Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income, Pro Forma Adjusted Net Income and Pro Forma Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$628,001	$671,381	$308,764
Consulting fees (a)	—	—	285
Private equity sponsor monitoring fee (b)	—	—	14,793
Equity compensation (c)	21,175	39,264	31,617
(Gain) loss on early retirement of debt, net	1,963	2,239	(3,582)
Severance and executive transition costs (d)	—	—	6,571
Costs related to the COVID-19 pandemic (e)	—	—	17,632
Payroll taxes associated with the 2021 Vesting Event (f)	—	15,418	—
Other (g)	—	3,118	8,592
Tax effects of these adjustments (h)	(5,382)	(14,884)	(136)
Adjusted Net Income (i)	645,757	716,536	384,536
Estimated tax effect of change to C-Corporation status (j)	—	—	(72,844)
Pro Forma Adjusted Net Income (i)	$645,757	$716,536	$311,692

Earnings per common share:
Basic	$7.70	$7.38	$3.96
Diluted	$7.49	$7.12	$3.79
Pro Forma Adjusted Earnings per Share:
Basic	$7.91	$7.88	$4.00
Diluted	$7.70	$7.60	$3.83
Weighted average common shares outstanding:
Basic	81,590	90,956	77,994
Diluted	83,895	94,284	81,431

(a)	Represents outside consulting fees associated with our strategic cost savings and business optimization initiatives.
(b)	Represents our contractual payments under the Monitoring Agreement.
(c)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as the 2021 Vesting Event, timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(d)	Represents severance costs associated with executive leadership changes and enterprise-wide organizational changes.
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
(g)
Other adjustments include (representing deductions or additions to Adjusted Net Income) amounts that management believes are not representative of our operating performance, including installation costs for energy savings associated with our profitability initiatives, legal fees associated with a distribution to NAHC's members and our omnibus incentive plan, and other costs associated with strategic cost savings and business optimization initiatives.

(h)	Represents the tax effect of the total adjustments made to arrive at Adjusted Net Income and Pro Forma Adjusted Net Income at our historical tax rate.
(i)	Effective January 28, 2023, we no longer exclude pre-opening expenses from our computation of Adjusted Net Income and Pro Forma Adjusted Net Income (see "Pre-Opening Expenses" in Note 2 to the accompanying financial statements).
(j)	Represents the retrospective tax effect of Adjusted Net Income at our estimated effective tax rate of approximately 25% for periods prior to October 1, 2020, the effective date of our conversion to a C-Corporation, upon which we became subject to federal income taxes.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$552,005	$673,265	$1,011,597
Net cash used in investing activities	(108,806)	(76,017)	(33,144)
Adjusted Free Cash Flow	$443,199	$597,248	$978,453

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On January 28, 2023, our cash and cash equivalents totaled $337.1 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt

As of January 28, 2023, the Company's long-term debt and interest rates consists of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.12% variable rate term-loan with $194.8 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing November 6, 2025.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2023	2024	2025	2026	2027	Total
Term Loan and related interest (1)	$19,590	$17,263	$15,660	$15,284	$192,860	$260,657
Notes and related interest (2)	24,000	24,000	24,000	24,000	424,000	520,000
ABL Facility and related interest (3)	2,500	2,500	1,909	—	—	6,909
(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Average funds drawn	$—	$—	$126,648
Number of days with outstanding balance	—	—	99
Maximum daily amount outstanding	$—	$—	$500,000
Minimum available borrowing capacity	$935,550	$780,945	$161,089

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	January 28, 2023	January 29, 2022
Outstanding borrowings	$—	$—
Outstanding letters of credit	$13,878	$17,828
Available borrowing capacity	$947,764	$874,831

Leases

We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2023 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at January 28, 2023. The following table summarizes our operating lease obligations by fiscal year:

	2023	2024	2025	2026	2027	After 2027	Total
Operating lease payments (1) (2)	$211,906	$207,038	$200,278	$192,346	$178,547	$908,455	$1,898,570
(1) Minimum lease payments have not been reduced by sublease rentals of $0.5 million due in the future under non-cancelable subleases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of January 28, 2023.

In the fiscal year ended January 28, 2023, we opened nine new locations. We expect to open 13 to 15 stores in fiscal 2023.

Share Repurchases

On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of January 28, 2023, the Company had $299.4 million remaining for share repurchases under the 2022 Share Repurchase Program.

The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. In 2022 and 2021, we repurchased and concurrently retired 11,903,636 and 10,566,796 shares of ASO, Inc. common stock for an aggregate amount of $489.5 million and $411.4 million, respectively, which include purchases that were pursuant to the Share Repurchase Programs (see Note 2 to the accompanying financial statements) and those that were made prior to the Share Repurchase Programs.

The following table summarizes our share repurchases for the fiscal year ended January 28, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Repurchased
First Quarter (January 30, 2022 to April 30, 2022)	2,272,349	$38.95	$88,500,881
Second Quarter (May 1, 2022 to July 30, 2022)	5,550,892	36.05	200,110,996
Third Quarter (July 31, 2022 to October 29, 2022)	2,176,463	46.33	100,824,712
Fourth Quarter (October 30, 2022 to January 28, 2023) (1)	1,903,932	52.54	100,038,078
Total Shares Repurchased	11,903,636	$41.12	$489,474,667
(1) See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further detail on the 2022 fourth quarter share repurchases.

Dividends

The following table summarizes our quarterly dividend payments for the fiscal year ended January 28, 2023 (amounts in thousands, except per share amounts):

	Dividends Paid per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 30, 2022 to April 30, 2022)	$0.075	$6,536	March 17, 2022
Second Quarter (May 1, 2022 to July 30, 2022)	$0.075	6,271	June 16, 2022
Third Quarter (July 31, 2022 to October 29, 2022)	$0.075	5,974	September 15, 2022
Fourth Quarter (October 30, 2022 to January 28, 2023)	$0.075	5,852	December 20, 2022
Total Dividends Paid		$24,633

Capital Expenditures

The following table summarizes our capital expenditures for the fiscal years ended January 28, 2023 and January 29, 2022 (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Corporate, e-commerce and information technology programs	$50,019	$44,967
New stores and relocations	42,735	1,955
Updates for existing stores and distribution centers	15,550	28,880
Total capital expenditures	$108,304	$75,802

We expect capital expenditures for fiscal year 2023 to be between $200 million and $250 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2023:

2023
Corporate, e-commerce and information technology programs	25%
New stores	55%
Updates for existing stores and distribution centers	20%

We review forecasted capital expenditures throughout the year and will adjust or our capital expenditures based on business conditions at that time.

Cash Flows:

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$552,005	$673,265	$1,011,597
Net cash used in investing activities	(108,806)	(76,017)	(33,144)
Net cash used in financing activities	(592,052)	(488,854)	(750,234)
Net increase (decrease) in cash and cash equivalents	$(148,853)	$108,394	$228,219

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday inventory increase being the most significant.

Cash provided by operating activities in 2022 decreased $121.3 million compared to 2021. This decrease is attributable to:

•$51.5 million net decrease in non-cash charges;
•$43.4 million decrease in net income; and
•$26.4 million net decrease in cash flows provided by operating assets and liabilities.

The decrease from non-cash charges was primarily caused by:

•$37.7 million decrease in deferred income taxes; and
•$18.1 million decrease in equity compensation expense as a result of the 2021 Vesting Event.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:

•$90.3 million decrease in cash flows from accrued expenses and other current liabilities which was largely driven by performance compensation payments made and lower related accrual rates in 2022; partially offset by
•$70.1 million increase in cash flows from merchandise inventories, net related to higher prior year outflows to replace lower inventory.

Investing Activities. Cash used in investing activities increased $32.8 million in 2022 compared to 2021. The increase in cash used in investing activities is primarily related to:

•$32.5 million higher capital expenditures driven by investments in new stores and store updates in 2022.

Financing Activities. Cash used in financing activities increased $103.2 million in the 2022, compared to 2021. The primary drivers of the increase were:

•$78.1 million increase in cash outflows related to Company's repurchase and simultaneous retirement of common stock;
•$27.3 million decrease in net proceeds from the exercise of stock options;
•$24.6 million increase in cash outflows related to dividend payments made in 2022; partially offset by
•$14.2 million decrease in taxes paid related to net share settlement of equity awards; and
•$11.2 million decrease in Share-Based Award Payments (see Note 9 to the accompanying financial statements) which were made in 2021.

Future Liquidity

We expect to use existing cash balances, internally generated cash flows and borrowings under our ABL Facility to fulfill anticipated obligations such as capital expenditures, dividends, stock repurchases, working capital needs and scheduled debt maturities over at least the next twelve months. As of January 28, 2023, we had $947.8 million of available capacity under our ABL Facility and $337.1 million of cash and cash equivalents.

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

Judgments and Uncertainties: We record an inventory reserve for the estimated shrinkage between physical inventories on a by location basis. We generally perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate to sales for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates for receivables as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory.

Impact of Assumptions: For inventory shrinkage, our reserves may be inaccurate if our historical physical inventory shrinkage rates, used in our assumptions, differ significantly from actual rates due to consistent misses to our accrual. However, due to the frequency with which we perform full physical inventory counts, our assumptions are regularly updated, and we constantly analyze the physical inventory results to our accruals and, where necessary, adjust our store accruals to compensate for consistent patterns identified. We have not had a history of significant differences to our reserves for vendor allowances, and the assumptions generally do not have a significant impact on reserves since they are typically short-term and contractual in nature. We book a reserve for inventory permanently marked down below the inventory’s historical cost. Additionally, for slow moving or obsolete inventory, we book reserves based on historical margins received for marked down inventory with similarly slow historical sell-through rates. A twenty percent decrease in assumed margins would not have a material impact to our financial statements. We believe our long history of operations has given us sufficient data to enable us to accurately predict these reserves.

Impairment of long-lived assets

Description: We review the carrying value of long-lived assets, including property and equipment at our stores, for indicators of impairment regularly and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.

Judgments and Uncertainties: We test stores operating over a long enough time span, based on our previous store history for similar locations, to allow for meaningful analysis of future operating results. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally projected based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows.

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

Goodwill

Description: Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. We test for goodwill at the reporting unit level, which is the operating segment level. We operate in one operating segment with one reporting unit.

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

Impact of Assumptions: The assumptions used to project long-term company income consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Additionally, the long-term company income projections also contain a projection of future company costs such as wages, freight and transportation, and advertising. Actual long-term company income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term company income, assumptions are made to develop the discount rate, which is based on an assumed risk-free rate, and an equity risk premium developed from general historical market data and comparable companies. The earnings multiples used in the market approach can vary dependent on which companies are selected in our comparable set. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions used in the assessment of goodwill impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2022, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary.

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

Impact of Assumptions: The assumptions used to project long-term company sales consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term sales, assumptions are made to develop the royalty rates and discount rates. The royalty rates are based on market data where royalty rates are applicable and the discount rates are based on an assumed risk-free rate, and an equity risk premium based on general historical market data and comparable companies. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions on intangible asset impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2022, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 2 to the accompanying financial statements.

Related Party Transactions
For discussion of related party transactions, see Note 13 to the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to changes in interest rates primarily results from our Term Loan and ABL Facility, as these borrowings have variable interest rates. When appropriate, we also enter into fixed interest rate debt, such as the Notes, to limit the floating interest rate exposure on our long term debt or historically we have used derivative financial instruments to mitigate the risk from such exposure. A discussion of our accounting policies for derivative financial instruments is included in Note 5. “Derivative Financial Instruments” and Note 6 “Fair Value Measurements” to our accompanying financial statements included in Part IV. Item 15 of this Annual Report. The detrimental effect of a hypothetical 100 basis point increase in interest rates on current borrowings under the Term Loan and ABL Facility would increase our interest expense by approximately $2.0 million.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed hereunder are set forth on pages 64 through 101 of this Annual Report on Form 10-K.

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
The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Academy Sports and Outdoors, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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
March 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. Further information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of January 28, 2023. The table includes the 2011 Unit Incentive Plan, the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Service-Based Stock Options	3,570,694	$24.27	(1)
Performance-Based Stock Options	218,477	16.59	(1)
Service-Based Restricted Stock Units	437,108	N/A	(1)
Performance-Based Restricted Stock Units	298,929	N/A	(1)
2020 Employee Stock Purchase Plan	—	N/A	(1)
Total	4,525,208	$23.83	(2)
(1) Of the plans listed above, only 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan allows for future grants of securities. The maximum number of shares that may be granted under the 2020 Omnibus Incentive Plan (inclusive of unissued shares that were carried over from the 2011 Unit Incentive Plan) is approximately 4,456,456. Stock options and restricted stock units are counted on a one-for-one basis. Total shares available for future issuance under the 2020 Omnibus Incentive Plan is 2,430,900. The total shares available for issuance under the 2020 Employee Stock Purchase Plan is 1,717,411.
(2) Weighted average exercise price of outstanding options only.

Additional information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements. The consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 65 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statement schedule to be filed hereunder is included on page 108 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 102 to 106 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Academy Sports and Outdoors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Academy Sports and Outdoors, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, stockholders'/partners’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

At January 28, 2023, the Company’s merchandise inventories balance was $1.3 billion. Merchandise inventories are valued at the lower of weighted average cost or last-in first-out ("LIFO") method. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts.

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
•Performed testing of system interface controls and automated controls, as well as the controls designed to ensure the accuracy and completeness of inventory.
•Obtained an understanding, completed risk assessment procedures and evaluated the design and tested the operating effectiveness of business process controls over the Company’s significant inventory processes.
•Agreed weighted average cost calculations to source information including third party vendor invoices.
•Performed store and distribution center physical inventory counts.
•We tested whether the underlying data used as key inputs in the Company’s LIFO calculation were consistent with gross inventory. This included reconciling the inventory used for the LIFO calculation to the inventory subledger.

/s/ Deloitte & Touche LLP

Houston, Texas
March 16, 2023

We have served as the Company's auditor since 1996.

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	January 28, 2023	January 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337,145	$485,998
Accounts receivable - less allowance for doubtful accounts of $2,004 and $732, respectively	16,503	19,718
Merchandise inventories, net	1,283,517	1,171,808
Prepaid expenses and other current assets	47,747	36,460
Assets held for sale	1,763	1,763
Total current assets	1,686,675	1,715,747

PROPERTY AND EQUIPMENT, NET	351,424	345,836
RIGHT-OF-USE ASSETS	1,100,085	1,079,546
TRADE NAME	577,716	577,215
GOODWILL	861,920	861,920
OTHER NONCURRENT ASSETS	17,619	4,676
Total assets	$4,595,439	$4,584,940

LIABILITIES AND STOCKHOLDERS' / PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$686,472	$737,826
Accrued expenses and other current liabilities	240,169	303,207
Current lease liabilities	109,075	83,077
Current maturities of long-term debt	3,000	3,000
Total current liabilities	1,038,716	1,127,110

LONG-TERM DEBT, NET	584,456	683,585
LONG-TERM LEASE LIABILITIES	1,072,192	1,077,667
DEFERRED TAX LIABILITIES, NET	259,043	217,212
OTHER LONG-TERM LIABILITIES	12,726	12,420
Total liabilities	2,967,133	3,117,994

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' / PARTNERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 76,711,720 and 87,079,394 issued and outstanding as of January 28, 2023 and January 29, 2022, respectively	767	870
Additional paid-in capital	216,209	198,016
Retained earnings	1,411,330	1,268,060
Stockholders' / partners' equity	1,628,306	1,466,946
Total liabilities and stockholders' / partners' equity	$4,595,439	$4,584,940
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
NET SALES	$6,395,073	$6,773,128	$5,689,233
COST OF GOODS SOLD	4,182,571	4,422,033	3,955,188
GROSS MARGIN	2,212,502	2,351,095	1,734,045

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,365,953	1,443,148	1,313,647
OPERATING INCOME	846,549	907,947	420,398

INTEREST EXPENSE, NET	46,441	48,989	86,514
(GAIN) LOSS ON EARLY RETIREMENT OF DEBT, NET	1,963	2,239	(3,582)
OTHER (INCOME), NET	(20,175)	(2,821)	(1,654)
INCOME BEFORE INCOME TAXES	818,320	859,540	339,120

INCOME TAX EXPENSE	190,319	188,159	30,356
NET INCOME	$628,001	$671,381	$308,764

EARNINGS PER COMMON SHARE:
BASIC (1)	$7.70	$7.38	$3.96
DILUTED (1)	$7.49	$7.12	$3.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC (1)	81,590	90,956	77,994
DILUTED (1)	83,895	94,284	81,431
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
COMPREHENSIVE INCOME:
Net income	$628,001	$671,381	$308,764
Unrealized loss on interest rate swaps	—	—	(6,653)
Recognized interest expense on interest rate swaps	—	2,344	11,045
Loss on swaps from debt refinancing	—	—	1,330
Tax benefit (expense)	—	980	(980)
Total comprehensive income	$628,001	$674,705	$313,506

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' / PARTNERS’ EQUITY
(Amounts in thousands)

	Redeemable Membership Units		Stockholders' / Partners' Equity								Total Membership Units / Common Stock
			Partners' Equity		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' / Partners' Equity
	Units (1)	Amount	Units (1)	Amount	Shares (1)	Amount	Amount	Amount	Amount	Amount	Units / Shares (1)
Balances as of February 1, 2020	162	$2,818	72,306	$996,285	—	$—	$—	$—	$(8,066)	$988,219	72,468
Net income	—	—	—	157,656	—	—	—	151,108	—	308,764	—
Equity compensation	—	—	—	3,690	—	—	27,927	—	—	31,617	—
Adjustment to Redeemable Membership Units for settlement of vested Restricted Units	12	200	—	(200)	—	—	—	—	—	(200)	12
Adjustment to Redeemable Membership Units for repurchase of units from Managers	(2)	(41)	2	41	—	—	—	—	—	41	—
Repurchase of Redeemable Membership Units	—	—	(2)	(37)	—	—	—	—	—	(37)	(2)
Distributions to holders of Membership Units	—	—	—	(257,000)	—	—	—	—	—	(257,000)	—
Effect of the Reorganization Transactions	(172)	(2,977)	(72,306)	(900,435)	72,478	725	66,627	836,060	—	2,977	—
Issuance of common stock in IPO and Over-Allotment, net of Offering Costs	—	—	—	—	17,432	174	206,796	—	—	206,970	17,432
Cumulative tax effect resulting from Reorganization Transactions	—	—	—	—	—	—	(141,909)	—	—	(141,909)	—
Share-Based Award Payments	—	—	—	—	—	—	(32,819)	—	—	(32,819)	—
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	596	—	—	596	—
Settlement of vested Restricted Stock Units	—	—	—	—	802	8	(8)	—	—	—	802
Stock option exercises	—	—	—	—	402	4	18	—	—	22	402
Unrealized loss on interest rate swaps (net of tax impact of $350)	—	—	—	—	—	—	—	—	(6,303)	(6,303)	—
Loss on swaps from debt refinancing (net of tax impact of $330)	—	—	—	—	—	—	—	—	1,000	1,000	—
Recognized interest expense on interest rate swaps (net of tax expense of $1,000)	—	—	—	—	—	—	—	—	10,045	10,045	—
Balances as of January 30, 2021	—	$—	—	$—	91,114	$911	$127,228	$987,168	$(3,324)	$1,111,983	91,114
Net income	—	—	—	—	—	—	—	671,381	—	671,381	—
Equity compensation	—	—	—	—	—	—	39,264	—	—	39,264	—
Repurchase of common stock for retirement	—	—	—	—	(10,567)	(106)	(20,814)	(390,489)	—	(411,409)	(10,567)
Settlement of vested Restricted Stock Units	—	—	—	—	923	9	(9)	—	—	—	923
Share-Based Award Payments adjustment for forfeitures	—	—	—	—	—	—	39	—	—	39	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	114	1	3,776	—	—	3,777	114
Stock option exercises	—	—	—	—	5,495	55	48,532	—	—	48,587	5,495
Recognized interest expense on interest rate swaps (net of tax benefit of $980)	—	—	—	—	—	—	—	—	3,324	3,324	—
Balances as of January 29, 2022	—	$—	—	$—	87,079	$870	$198,016	$1,268,060	$—	$1,466,946	87,079
Net income	—	—	—	—	—	—	—	628,001	—	628,001	—
Equity compensation	—	—	—	—	—	—	21,175	—	—	21,175	—
Repurchase of common stock for retirement	—	—	—	—	(11,904)	(119)	(29,258)	(460,098)	—	(489,475)	(11,904)
Settlement of vested Restricted Stock Units	—	—	—	—	100	1	(1)	—	—	—	100
Issuance of common stock under employee stock purchase plan	—	—	—	—	168	2	5,041	—	—	5,043	168
Stock option exercises	—	—	—	—	1,269	13	21,236	—	—	21,249	1,269
Cash dividends declared, $0.075 per share	—	—	—	—	—	—	—	(24,633)	—	(24,633)	—
Balances as of January 28, 2023	—	$—	—	$—	76,712	$767	$216,209	$1,411,330	$—	$1,628,306	76,712
(1) See Retrospective Presentation of Ownership Exchange in Note 2.             See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,001	$671,381	$308,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,762	105,274	105,481
Non-cash lease expense	(16)	(5,528)	13,880
Equity compensation	21,175	39,264	31,617
Amortization of deferred loan, terminated interest rate swaps and other costs	3,054	5,524	5,516
Loss on swaps from debt refinancing	—	—	1,330
Deferred income taxes	41,831	79,490	701
Non-cash (gain) loss on early retirement of debt, net	1,963	2,239	(3,582)
Casualty loss	—	—	194
Changes in assets and liabilities:
Accounts receivable, net	3,215	(2,412)	(2,981)
Merchandise inventories, net	(111,709)	(181,774)	109,520
Prepaid expenses and other current assets	(11,287)	(8,147)	(3,765)
Other noncurrent assets	(14,088)	2,759	(2,496)
Accounts payable	(55,400)	(50,627)	361,518
Accrued expenses and other current liabilities	(58,395)	31,935	57,376
Income taxes payable	(3,407)	(14,129)	14,124
Other long-term liabilities	306	(1,984)	14,400
Net cash provided by operating activities	552,005	673,265	1,011,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,304)	(75,802)	(41,269)
Purchases of intangible assets	(502)	(215)	—
Note receivable from member	—	—	8,125
Net cash used in investing activities	(108,806)	(76,017)	(33,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL Facility	—	—	500,000
Repayment of ABL Facility	—	—	(500,000)
Proceeds from Term Loan, net of discount	—	—	396,000
Repayment of Term Loan	(103,000)	(102,250)	(1,461,072)
Proceeds from Notes	—	—	400,000
Debt issuance fees	—	(927)	(14,147)
Share-Based Award Payments	—	(11,214)	(20,970)
Distribution	—	—	(257,000)
Proceeds from exercise of stock options	21,249	48,587	22
Proceeds from issuance of common stock, net of Offering Costs	—	—	206,970
Proceeds from issuance of common stock under employee stock purchase program	5,043	3,777	—
Taxes paid related to net share settlement of equity awards	(1,236)	(15,418)	—
Repurchase of common stock for retirement	(489,475)	(411,409)	—
Repurchase of Redeemable Membership Units	—	—	(37)
Dividends paid	(24,633)	—	—
Net cash used in financing activities	(592,052)	(488,854)	(750,234)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,853)	108,394	228,219
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,998	377,604	149,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,145	$485,998	$377,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$43,250	$44,710	$87,163
Cash paid for income taxes	$168,180	$125,040	$15,527

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of common stock	$34	$501	$2,646
Change in capital expenditures in accounts payable and accrued liabilities	$4,046	$2,951	$1,065

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations

The Company
All references to "we", "us," "our" or the "Company" in the financial statements refer to, (1) prior to October 1, 2020, New Academy Holding Company, LLC, a Delaware limited liability company ("NAHC") and the prior parent holding company for our operations, and its consolidated subsidiaries; and (2) on and after October 1, 2020, Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. All of the Company’s sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company’s long-term debt and lessee of facilities. On August 3, 2011, an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P. (collectively, "KKR"), acquired a majority interest in the Company. Upon completion of the September 2021 Secondary Offering (as defined below), KKR no longer holds an ownership interest in the Company.
The Company is a leading full-line sporting goods and outdoor recreational products retailers in the United States in terms of net sales. As of January 28, 2023, we operated 268 "Academy Sports + Outdoors" retail locations in 18 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

Fiscal Year

The Company’s fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31 each year. References herein to 2022, 2021 and 2020 relate to the 52-week fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
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

We purchase merchandise inventories from approximately 1,400 vendors. In 2022, 2021 and 2020, purchases from our largest vendor represented approximately 11%, 11% and 12% of our total inventory purchases, respectively. No other vendor in any of the aforementioned years exceeded 10% of our purchases. We typically do not enter into long-term inventory purchase commitments, and we did not have any such commitments as of January 28, 2023 or January 29, 2022.

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

The Company’s geographic concentration in the southeastern United States subjects us to certain regional risks, such as the state of local economies, including downturns in the housing market, increased unemployment and gas prices. Other regional risks include severe weather conditions or man-made disasters (such as an oil spill closing large areas of hunting or fishing), fires, heat waves, freezes, hurricanes, tornadoes, large storms and floods and other natural disasters specific to the states in which the Company operates.

Merchandise Inventories, net

Merchandise inventories are valued at the lower of weighted average cost or last-in first-out ("LIFO") method. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation accounts. We record an inventory reserve for the estimated shrinkage between physical inventories on a by location basis. We generally perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory. The application of the LIFO inventory method did not result in any LIFO charges or credits affecting cost of sales in 2022, 2021 or 2020.

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

Capitalized Computer Software Costs

We capitalize certain costs incurred in connection with developing or obtaining computer software for internal use. Capitalized computer software costs are included in property and equipment on the consolidated balance sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. The amounts capitalized were $33.3 million, $36.7 million and $14.5 million in 2022, 2021 and 2020, respectively.

Implementation costs for cloud-based information technology systems are capitalized in other non-current assets. Amortization of cloud-based software implementation costs is recognized in selling, general and administrative expenses and amortized over the contract terms. The amounts capitalized were $12.3 million, $3.7 million and $1.8 million in 2022, 2021 and 2020, respectively.

Capitalized Interest

We capitalized interest primarily related to construction of new stores, store renovations, distribution centers and IT projects in the amount of $0.6 million, $0.4 million and $0.6 million in 2022, 2021 and 2020, respectively. Interest expense, net on the consolidated statement of income is shown net of capitalized interest.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including store assets, for indicators of impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally projected based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows. As a result of our assessment, we did not record an impairment of long-lived assets in 2022, 2021 and 2020.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. We test for goodwill at the reporting unit level, which is the operating segment level. We operate in one operating segment with one reporting unit.

The annual goodwill impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2022, 2021 and 2020, we performed a qualitative assessment and determined a quantitative assessment was not necessary.

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

No impairment of goodwill existed for 2022, 2021 or 2020.

Intangible Assets

Intangible assets primarily consists of the trade name "Academy Sports + Outdoors" (the "Trade Name"). The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization.

The Trade Name is tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the Trade Name may not be recoverable. The annual Trade Name impairment test provides for the option of first performing a qualitative assessment to evaluate the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment for the Trade Name. However, if the qualitative assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2022, 2021 and 2020, we performed a qualitative assessment and determined a quantitative assessment was not necessary.

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

No impairment of intangible assets existed for 2022, 2021 or 2020.

Deferred Loan Costs

 Costs incurred to issue debt are deferred and recorded in the consolidated balance sheets. Those costs related to the issuance of our term loan and senior notes are recorded in long-term debt, net of current maturities and amortized as a component of interest expense over the terms of the related debt agreement using the effective interest method. The costs related to the issuance of our revolving credit facility is recorded in other noncurrent assets on the consolidated balance sheets and amortized as a component of interest expense over the terms of the related debt agreements using the straight-line method.

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

Derivative financial instruments are recognized at fair value in the consolidated balance sheets (see Note 5). The changes in the fair value of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI"), net of tax effects, and are subsequently reclassified to earnings when the hedged transaction affects earnings. On January 19, 2021, we settled our three remaining outstanding interest rate swaps, which were scheduled to expire on various dates during 2021, for $4.1 million. As of January 28, 2023, we do not have any derivative financial instruments outstanding.

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

Leases

We account for our leases in accordance with Accounting Standards Codification ("ASC") 842 which requires that lessees recognize assets and liabilities arising from operating leases on the balance sheet and disclose key information about leasing arrangements.

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

We account for each lease and non-lease components for our building leases as a single lease component which allows certain costs such as common area maintenance associated with these leases to be included as rent expense. We exclude leases with contract terms of 12 months or less from ASC 842 accounting treatment, which results in straight-line recognition of the cost over the lease term with no associated balance sheet lease liability or right-of-use asset.

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

Vendor Allowances

Vendor allowances include volume purchase rebates, promotional and advertising allowances, cooperative advertising funds and support for new store openings. These allowances are generally determined for each fiscal year with the majority of allowances based on quantitative contract terms. Allowances related to the purchase of merchandise inventories are recorded as a reduction of cost of goods sold as the related merchandise is sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs as the related expense is incurred. Any such allowance in excess of actual costs incurred that are included in selling, general and administrative expenses, or that do not require proof of performance, are recorded as a reduction of cost of sales. For volume purchase rebates, we record an estimate of vendor allowances earned based on the latest projected purchase volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, depreciation, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses, net of specific vendor allowances, were $144.5 million, $151.2 million and $122.8 million in 2022, 2021 and 2020, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, are expensed as incurred. Pre-opening expenses for our new stores were $5.5 million and $0.2 million in 2022 and 2021, respectively. There were no pre-opening expenses in 2020.

Equity Compensation

We account for equity compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all equity awards made to employees based on estimated fair values on the grant date. Option equity award fair values are estimated on the date of grant using an option-pricing model and restricted unit fair values are based on the estimated unit price on the date of the grant. For awards with service-based vesting requirements only, the fair value of the award is recognized as expense over the requisite service period, and for awards with performance-based vesting requirements, the fair value of the award ultimately expected to meet the performance target is recognized as expense over the service period. We recognize forfeitures as they occur.

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
In 2022 and 2021, we repurchased and concurrently retired 11,903,636 and 10,566,796 shares of ASO, Inc. common stock for an aggregate amount of $489.5 million and $411.4 million, respectively, which includes purchases that were made pursuant to the Share Repurchase Programs and those that were made prior to our Share Repurchase Programs. As of January 28, 2023, we no longer had availability under the 2021 Share Repurchase Program, and we had $299.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program. The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date.

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

Insurance Proceeds

During the fiscal year ended January 28, 2023, the Company received and recognized approximately $7.2 million in business interruption proceeds due to the suspension of normal operations at some of our Texas store locations, as well as our e-commerce platform, for several days in February of 2021 as a result of a winter storm which had a significant impact on the energy infrastructure in the state of Texas. These proceeds are included in Other (income), net on the Consolidated Statements of Income.

Comprehensive Income

Comprehensive income represents the net income for the period plus the results of certain changes to stockholders' equity (other comprehensive income) that are not reflected in the consolidated statements of income. Other comprehensive income consists of adjustments, net of tax, related to the Company’s historical ownership of interest rate swaps.

Operating Segment

Given the similar business activities, economic characteristics, products sold, customer base and methods of procurement, as well as the similar marketing and promotional activities of our stores and our academy.com website, we report our financial results as one reportable segment. Substantially all of the Company’s identifiable assets are located in the United States.

Recent Accounting Pronouncements
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 which extended the effectiveness of this guidance to December 31, 2024. The Company intends to utilize certain expedients provided by this amendment upon our transition from LIBOR.

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04: Liabilities - Supplier Finance Programs Disclosure of Supplier Finance Program Obligations. This pronouncement requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. The adoption of these amendments is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

3.Net Sales

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Merchandise division sales
Outdoors	$1,940,811	$2,174,650	$1,968,514
Sports and recreation	1,366,785	1,463,172	1,256,357
Apparel	1,759,005	1,810,345	1,390,519
Footwear	1,291,224	1,290,197	1,044,502
Total merchandise sales (1)	6,357,825	6,738,364	5,659,892
Other sales (2)	37,248	34,764	29,341
Net sales	$6,395,073	$6,773,128	$5,689,233
(1)E-commerce sales consisted of 10.7%, 9.3% and 10.4% of merchandise sales for 2022, 2021 and 2020, respectively.
(2)Other sales consists primarily of the gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our consolidated balance sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as "breakage".

The following is a reconciliation of the gift card liability (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Gift card liability, beginning balance	$86,568	$74,253	$67,993
Issued	134,091	136,553	111,160
Redeemed	(124,463)	(119,103)	(100,678)
Recognized as breakage income	(5,546)	(5,135)	(4,222)
Gift card liability, ending balance	$90,650	$86,568	$74,253

4.Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	January 28, 2023	January 29, 2022
ABL Facility, due November 2025	$—	$—
Term Loan, due November 2027	194,750	297,750
Notes, due November 2027	400,000	400,000
Total debt	594,750	697,750
Less current maturities	(3,000)	(3,000)
Less unamortized discount on Term Loan	(1,340)	(2,463)
Less deferred loan costs (1)	(5,954)	(8,702)
Long-term debt, net	$584,456	$683,585
(1) Deferred loan costs are related to the Term Loan and Notes.

As of January 28, 2023 and January 29, 2022, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $3.2 million and $4.3 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $2.6 million, $2.7 million and $2.6 million in 2022, 2021 and 2020, respectively. Total expenses related to accretion of original issuance discount were $0.4 million, $0.5 million and $1.0 million in 2022, 2021 and 2020, respectively.
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
On May 25, 2021, the Company refinanced its 2020 Term Loan and paid down approximately $99.0 million of the 2020 Term Loan. On December 15, 2022, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings of the Term Loan.
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

Prior to the Refinancing Transactions, we repurchased $23.9 million of principal on our Term Loan for $16.0 million, resulting in a net gain of $7.8 million. In connection to the Refinancing Transactions, the Company also recognized an offsetting non-cash loss on early retirement of debt of $4.2 million from the write-off of deferred loan costs associated with the early retirement of the 2015 Term Loan. The net result of these transactions resulted in a $3.6 million gain on early retirement of debt in 2020.

On November 6, 2020, as a part of the Refinancing Transactions, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan") with Credit Suisse AG, Cayman Island Branch ("Credit Suisse"), as the administrative agent and collateral agent and the several other lenders and parties. The 2020 Term Loan will mature on November 6, 2027. The 2020 Term Loan bore interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of approximately $1.0 million were required through September 30, 2027, with the balance due in full on the maturity date of November 6, 2027.
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (as previously amended, the “Existing Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the terms of the Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings under the Amended Credit Agreement will continue to mature on November 6, 2027. All other material terms and provisions of the 2020 Term Loan remain substantially the same as the terms and provisions in place immediately prior to the effectiveness of the Amendment. As of January 28, 2023, the weighted average interest rate was 8.12%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. In connection with the 2020 Term Loan and the Amendment, the Company capitalized related professional fees of $5.8 million as deferred loan costs.

In connection with the principal payment in the Amendment, the Company recognized a non-cash loss on early retirement of debt of $2.2 million in 2021 from the write-off of deferred loan costs and expense related to the original issuance discount associated with our 2020 Term Loan.

On December 15, 2022, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings under the Term Loan. In connection with this principal payment, the Company recognized a non-cash loss on early retirement of debt of $2.0 million from the write-off of deferred loan costs related to the original issuance discount associated with the Term Loan.
The Amended Credit Agreement contains customary events of default such as failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control. As of January 28, 2023, no prepayment was due under the terms and conditions of the Term Loan.

Notes
On November 6, 2020, as a part of the Refinancing Transactions, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the "Notes"), pursuant to an indenture, dated as of November 6, 2020 (the "Indenture"), with Academy, Ltd. the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (in such capacity, the "Notes Collateral Agent"). The Notes pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, commencing on May 15, 2021. In connection with issuance of the Notes, the Company capitalized related professional fees of $5.2 million as deferred loan costs.
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
On November 6, 2020, as a part of the Refinancing Transactions, Academy, Ltd., as borrower, and the Guarantors, as guarantors, amended the 2015 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the "ABL Agent") and the several lenders party thereto, which ABL amendment (the "2020 ABL Facility"), among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025. In connection with the 2020 ABL Facility, the Company capitalized related professional fees of $3.1 million as deferred loan costs.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of January 28, 2023, we had outstanding letters of credit of approximately $13.9 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $947.8 million.

Borrowings under the ABL Facility bear interest, at our election, at either of (1) LIBOR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of January 28, 2023, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
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
•a first-priority security interest in, and mortgages on, substantially all present and after acquired tangible and intangible assets of Academy, Ltd and the Guarantors; and
•a first-priority pledge of 100% of the capital stock of Academy, Ltd. and its domestic subsidiaries and 66% of the voting capital stock of each of Academy, Ltd.'s foreign subsidiaries, if any, that are directly owned by Academy, Ltd. or a future U.S. guarantor, if any.

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

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of January 28, 2023.

As of January 28, 2023, scheduled principal payments on our debt are as follows (amounts in thousands):

Fiscal Year
2023	$3,000
2024	3,000
2025	3,000
2026	3,000
2027	582,750
Total	$594,750

5.Derivative Financial Instruments

We have historically used interest rate swap agreements to hedge market risk relating to possible adverse changes in interest rates.
All interest rate swaps had been designated as cash flow hedges of variable rate interest payments on borrowings under the Term Loan. On October 28, 2020, we determined that a portion of the underlying cash flows related to $100.0 million of swap notional principal amount was no longer probable of occurring over the remaining term of the interest rate swaps as a result of the Company's Refinancing Transactions. As a result, we reclassified approximately $1.3 million of losses from accumulated other comprehensive loss ("AOCI") to other (income) expense, net in the third quarter of 2020 related to the portion of the forecasted transaction no longer considered probable of occurring. On January 19, 2021, we settled our three remaining outstanding interest rate swaps in full, which were scheduled to expire on various dates during 2021, for $4.1 million. As of January 28, 2023, we do not have any derivative financial instruments outstanding.

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

The impact of gains and losses related to interest rate swaps that were deferred into AOCI and subsequently reclassified into expense is as follows (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Accumulated Other Comprehensive Income (Loss), beginning	$—	$(3,324)	$(8,066)
Loss deferred into AOCI (net of tax impact of $0, $0, and $350 for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively)	—	—	(6,303)
Increase to interest expense (net of tax benefit (expense) of $0, $980 and $(1,000) for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively)	—	3,324	10,045
Loss on swaps from debt refinancing in other (income) expense, net (net of tax benefit of $0, $0, and $330 for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively)	—	—	1,000
Accumulated Other Comprehensive Loss, ending	$—	$—	$(3,324)

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

Other Financial Instruments

Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. We held investments in money market funds of $95.6 million and $401.0 million as of January 28, 2023 and January 29, 2022, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of January 28, 2023 and January 29, 2022, the estimated fair value of the Term Loan and Notes was $0.6 billion and $0.7 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

7.Property and Equipment

Property and equipment consists of the following (amounts in thousands) as of:

	January 28, 2023	January 29, 2022
Leasehold improvements	$484,930	$456,918
Equipment and software	641,387	602,289
Furniture and fixtures	360,099	336,679
Construction in progress	23,159	11,147
Land	3,698	3,698
Total property and equipment	1,513,273	1,410,731
Accumulated depreciation and amortization	(1,161,849)	(1,064,895)
Property and equipment, net	$351,424	$345,836

Depreciation expense was $106.8 million, $105.3 million and $105.5 million in 2022, 2021 and 2020, respectively.

8.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	January 28, 2023	January 29, 2022
Accrued interest	$7,015	$6,583
Accrued personnel costs	57,504	115,073
Accrued professional fees	3,943	4,534
Accrued sales and use tax	9,302	13,054
Accrued self-insurance	20,941	15,824
Deferred revenue - gift cards and other	92,603	88,713
Income taxes payable	6,195	9,602
Property taxes	15,921	17,747
Sales return allowance	6,100	6,200
Other	20,645	25,877
Accrued expenses and other current liabilities	$240,169	$303,207

9.Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. Concurrent with the adoption of the 2020 Omnibus Incentive Plan, the NAHC 2011 Unit Incentive Plan (the "2011 Unit Incentive Plan") was frozen and no further issuances will be permitted as part of the 2011 Unit Incentive Plan. As of January 28, 2023, there were 2,430,900 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of January 28, 2023, there were 1,717,411 shares authorized and available for future issuance under the ESPP.

The following table provides total stock-based compensation recognized in the consolidated statements of income (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022		January 30, 2021
Equity compensation expense (1)	$21,175	$39,264	(2)	$31,617	(3)
Total related tax benefit	$4,494	$9,075		$7,738
(1) These costs are included within selling, general and administrative expenses in the consolidated statements of income.
(2) These costs include approximately $24.9 million in non-cash expenses related to the 2021 Vesting Event, which occurred during the 2021 second quarter.
(3) These costs include approximately $19.9 million of equity compensation expense associated with the expensing of certain outstanding restricted stock units as a result of the liquidity condition being achieved upon completion of our IPO.

As of January 28, 2023, unrecognized compensation cost related to Unit Options and Restricted Units of $28.6 million is expected to be recognized over a weighted average life of 2.4 years. The grant date fair value of Restricted Units vested was $3.9 million, $24.4 million and $14.4 million for 2022, 2021 and 2020, respectively.
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
Restricted Stock Units granted under the 2020 Omnibus Incentive Plan consist of Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of a time-based requirement and performance-based and/or market-based requirements (each, a "Performance Restricted Stock Unit"). In each case, vesting of the Company’s outstanding and unvested Stock Options and Restricted Stock Units is contingent upon the holder’s continued service through the date of each applicable vesting event.
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
Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the "SEC simplified" method. Expected price volatility was determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Unit Options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. In 2022, the dividend yield was based on the most recent annualized quarterly dividend and the valuation date closing stock price. In 2021 and 2020, the dividend yield was based on the expectation that no dividends will be paid. The assumptions used to calculate the fair value of Unit Options granted are evaluated and modified, as necessary, to reflect current market conditions and experience.
The following table presents the assumptions and grant date fair values for Service Options granted in 2022, 2021 and 2020:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021	(1)
Expected life in years	6.2	6.2	6.2
Expected volatility	43% to 45%	42% to 44%	53% to 55%
Weighted-average volatility	43.0%	43.7%	53.1%
Risk-free interest rate	2.4% to 4.1%	1.0% to 1.3%	0.4% to 0.8%
Dividend yield	0.8%	—	—
Weighted-average grant date fair value - Service Options	$16.36	$11.92	$8.49
(1) See Retrospective Presentation of Ownership Exchange in Note 2.

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

Option activity is as follows:

Service Options (1)
	Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2020	5,790,308	$12.76	5.5	$28,855
Granted or modified	1,449,900	16.87
Canceled or modified	(205,894)	14.23
Forfeited	(327,836)	16.82
Exercised	(423,696)	5.03		$6,066
Outstanding as of January 30, 2021	6,282,782	$13.53	5.5	$50,055
Granted or modified	915,017	27.41
Canceled or modified	(1,499)	16.84
Forfeited	(39,757)	23.19
Exercised	(3,258,329)	10.62		$81,782
Outstanding as of January 29, 2022	3,898,214	$19.12	7.4	$72,345
Granted or modified	817,618	39.22
Canceled or modified	(3,378)	17.06
Forfeited	(51,027)	30.32
Exercised	(1,090,733)	16.83		$34,611
Outstanding as of January 28, 2023 (3)	3,570,694	$24.27	7.3	$112,050
Exercisable as of January 28, 2023	2,161,345	$18.68	6.4	$79,914
(1) The fair value of a membership unit(2) / share price as of each period end was $17.61, $21.50, $37.66 and $55.65 for the fiscal years 2019, 2020, 2021 and 2022, respectively.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Performance Unit Options (1)
	Unit Options (2)	Weighted Average Exercise Price (2)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2020	3,246,849	$9.51	3.6	$26,838
Granted or modified	—	—
Canceled or modified	(97,480)	10.92
Forfeited	(85,564)	16.45
Exercised	(115,184)	4.65		$1,928
Outstanding as of January 30, 2021	2,948,621	$8.81	2.5	$37,422
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	(295,932)	16.72
Exercised	(2,255,780)	6.42		$55,865
Outstanding as of January 29, 2022	396,909	$16.48	5.8	$8,406
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	—	—
Exercised	(178,432)	16.35		$5,570
Outstanding as of January 28, 2023 (3)	218,477	$16.59	5.5	$8,534
Exercisable as of January 28, 2023	218,477	$16.59	5.5	$8,534
(1) The fair value of a membership unit(2) / share price as of each period end was $17.61, $21.50, $37.66 and $55.65 for the fiscal years 2019, 2020, 2021 and 2022, respectively.
(2) See Retrospective Presentation of Ownership Exchange in Note 2.
(3) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.
The total income tax benefit recognized from the exercise of stock options was $4.2 million, $18.5 million and $0.5 million for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

Restricted Unit Activity

Restricted Unit activity is as follows:

	Service Restricted Units		Liquidity Event Restricted Units		Performance Restricted Units
	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)
Non-vested as of February 1, 2020	12,071	$16.57	1,044,813	$17.36	—	$—
Granted	32,049	17.01	1,185,474	17.99	16,328	13.87
Vested	(12,071)	16.58	(802,498)	17.64	—	—
Forfeited	—	—	(88,459)	17.37	—	—
Non-vested as of January 30, 2021	32,049	$17.01	1,339,330	$17.74	16,328	$13.87
Granted	358,960	36.64	—	—	196,056	27.41
Vested	(33,389)	17.34	(1,339,330)	17.74	(4,079)	13.87
Forfeited	(18,741)	27.62	—	—	(4,387)	30.07
Non-vested as of January 29, 2022	338,879	$37.18	—	$—	203,918	$26.54
Granted	198,346	39.40	—	—	170,250	37.36
Vested	(66,980)	32.46	—	—	(65,979)	26.44
Forfeited	(33,137)	34.63	—	—	(9,260)	32.20
Non-vested as of January 28, 2023	437,108	$39.11	—	$—	298,929	$32.55
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
Basic and dilutive weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$628,001	$671,381	$308,764

Weighted average common shares outstanding - basic (1)	81,590	90,956	77,994
Dilutive effect of Service Restricted Units and Service Restricted Stock Units (1)	165	70	7
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units (1)	207	313	1,224
Dilutive effect of Service Options (1)	1,678	2,300	773
Dilutive effect of Performance Unit Options (1)	202	637	1,433
Dilutive effect of ESPP Shares	53	8	—
Weighted average common shares outstanding - diluted (1)	83,895	94,284	81,431

Earnings per common share - basic	$7.70	$7.38	$3.96
Earnings per common share - diluted	$7.49	$7.12	$3.79

Anti-dilutive stock-based awards excluded from diluted calculation (1)	24	24	349
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

The income tax provision consists of the following (amounts in thousands) as of:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current expense:
Federal	$127,823	$93,373	$23,403
State	20,645	15,270	6,231
Foreign	20	26	21
Total current expense	148,488	108,669	29,655

Deferred expense (benefit):
Federal	37,971	69,353	170
State	3,853	10,139	529
Foreign	7	(2)	2
Total deferred expense	41,831	79,490	701
Income tax expense	$190,319	$188,159	$30,356

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	2.5	2.6	1.7
Effect of pre-IPO pass-through income allocated to our members	—	—	(13.7)
Nondeductible excess compensation	0.6	1.3	—
Excess tax benefit for share-based compensation	(0.7)	(2.6)	0.0
Effect of other permanent items	(0.1)	(0.4)	—
Effective income tax rate	23.3%	21.9%	9.0%

The effective tax rate for the period ending January 30, 2021, is less than the U.S. federal tax rate on corporations primarily as a result of the Company’s status as a flow-through entity prior to October 1, 2020. The fiscal year ended January 30, 2021 includes four months of activity subject to U.S. federal and state income tax in addition to the historically reported Texas franchise tax as a result of the Reorganization Transactions. For complete annual periods on and after October 1, 2020, no portion of the Company’s income remains flow-through to the prior members of NAHC. NAHC continued to operate as a tax partnership through January 30, 2021.

Components of deferred tax assets and liabilities consist of the following (amounts in thousands) as of:

	January 28, 2023	January 29, 2022
Deferred tax assets:
Accounts receivable	$570	$274
Accrued liabilities and reserves	17,905	24,227
Equity compensation	7,947	8,848
Total deferred tax assets	26,422	33,349

Deferred tax liabilities:
Inventory	(49,995)	(36,108)
Prepaid items	(5,143)	(7,505)
Property and equipment	(15,496)	(25,720)
Intangible assets	(214,292)	(180,891)
Other	(539)	(337)
Total deferred tax liabilities	(285,465)	(250,561)
Net deferred tax liability	$(259,043)	$(217,212)
Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. As of January 28, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 28, 2023, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years ending 2020 through 2022, and 2019 through 2022, respectively.

12.Leases

We lease all of our retail stores, distribution centers and corporate offices. Our leases primarily relate to building leases, which generally include options to renew at our sole discretion for five years or more. We regularly extend options for our building leases, which constitutes a lease modification and such events require a re-measurement of the lease liability at current discount rates. The life of leasehold improvement assets are limited by the expected lease term. Additionally, we have certain agreements for equipment rentals, which are typically 12 months or less in duration. As of January 28, 2023, all of our leases are classified as operating leases.

In addition, in certain situations, we may sublease real estate to third parties. Our sublease portfolio consists mainly of former store locations for which we are still under lease and existing store leases in which we have excess or unused space.

In April 2020, the Financial Accounting Standards Board issued Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. This guidance provides entities with the option to elect to account for certain lease concessions as though the enforceable rights and obligations had existed in the original lease. As a result, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in Accounting Standards Codification Topic 842, Leases, to those contracts. During the year ended January 30, 2021, the Company received $2.5 million in lease expense credit related to landlord abated rent as a result of the elections made under this guidance. Additionally, during the year ended January 30, 2021, the Company signed 46 lease extensions requiring lease modification accounting treatment. There were no lease expense credits or extensions requiring lease modification accounting treatment related to COVID-19 during the fiscal years ended January 28, 2023 and January 29, 2022, respectively.

The components of lease expense and sublease income included in selling, general and administrative ("SG&A") expenses on our statement of income is as follows (amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease expense	$201,398	$197,321	$196,794
Short-term lease expense	—	—	—
Variable lease expense	8,398	7,757	5,410
Sublease income	(442)	(486)	(756)
Net lease expense	$209,354	$204,592	$201,448

Information about our operating leases is as follows (dollar amounts in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$116,652	$26,253	$86,782
Cash paid for amounts included in the measurement of operating lease liabilities	$204,159	$203,554	$179,723

		January 28, 2023	January 29, 2022
Weighted-average remaining lease term in years		9.8	10.2
Weighted-average incremental borrowing rate		9.0%	9.0%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.

The remaining maturities of lease liabilities by fiscal year as of January 28, 2023 are as follows (amounts in thousands):

2023	$209,776
2024	203,187
2025	196,427
2026	188,495
2027	174,696
After 2027	859,669
Total lease payments (1)	1,832,250
Less: Interest	(650,983)
Present value of lease liabilities	$1,181,267
(1) Minimum lease payments have not been reduced by sublease rentals of $0.5 million due in the future under non-cancelable subleases.

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
Upon the completion of the IPO, in the third quarter of 2020 the Monitoring Agreement terminated, and we recognized the final termination fee of $12.3 million. The termination fee was equal to the net present value of the advisory fees that would have been paid from the termination date through the twelfth anniversary of the Effective Date of the Monitoring Agreement. We recognized advisory fees related to the Monitoring Agreement, including reimbursement of expenses, of approximately $14.8 million in 2020. These expenses are included in selling, general and administrative expenses in the consolidated statements of income.

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

On November 6, 2020, the Company issued the Notes, entered into the 2020 Term Loan, and entered into the 2020 ABL Facility. The Company paid $2.5 million in fees to KCM in connection with the Refinancing Transactions. These fees are recorded as deferred loan costs, net of amortization, within the long-term debt on the consolidated balance sheets.

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
In connection with the May 2021 Secondary Offering, we repurchased from the underwriters 3,229,974 shares of ASO, Inc. common stock at $30.96 per share for approximately $100.0 million. In connection with the September 2021 Secondary Offering, we repurchased from the underwriters 4,500,000 shares of ASO, Inc. common stock at approximately $43.52 for approximately $195.8 million. The shares repurchased in both the May 2021 Secondary Offering and the September 2021 Secondary Offering were immediately retired by the Company (see Note 1 and Note 2).
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

14.Commitments and Contingencies

Freight, Technology Related Commitments and Other

As of January 28, 2023, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $117.4 million. Of such commitments, approximately $78.3 million is payable in the next 12 months.

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

Sponsorship Agreement and Intellectual Property Commitments

We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of January 28, 2023, we have $17.9 million in related commitments through 2027, of which $5.5 million is payable in next 12 months.

15.Employee Benefit Plans

401(k) Plan

We sponsor a safe harbor defined contribution 401(k) profit sharing plan (the "401(k) Plan") for our eligible employees. The 401(k) Plan includes an eligible employee compensation deferral feature, Company matching contributions and a Company profit sharing component. Eligible employees are permitted to contribute up to 75% of their eligible compensation on a pretax basis to the 401(k) Plan, subject to Internal Revenue Service limitations. We match 100% of the money contributed by a plan participant to the 401(k) Plan each pay period, on a dollar-for-dollar basis, up to 6% of a plan participant’s eligible compensation during such pay period. Annual Company profit sharing contributions are made at the discretion of our board of directors, subject to certain limitations. The 401(k) Plan may be amended or terminated at our discretion. Employer contributions related to the 401(k) Plan totaled $15.5 million, $15.6 million and $13.2 million in 2022, 2021 and 2020, respectively.

16.Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial information for the fiscal years ended 2022 and 2021 are reflected in the table below (in thousands, except earnings per share data):

	1st	2nd	3rd	4th
(amounts in thousands)	Quarter	Quarter	Quarter	Quarter
2022:
Net sales	$1,467,730	$1,686,915	$1,493,925	$1,746,503
Gross margin	521,424	596,063	522,471	572,544
Operating income	205,493	256,734	179,522	204,800
Net income	$149,806	$188,801	$131,741	$157,653

Earnings per common share:
Basic	$1.73	$2.28	$1.67	$2.03
Diluted	$1.69	$2.22	$1.62	$1.97

Weighted average common shares outstanding:
Basic	86,658	82,960	79,085	77,657
Diluted	88,614	84,906	81,379	80,074

2021:
Net sales	$1,580,333	$1,791,530	$1,592,795	$1,808,470
Gross margin	563,701	642,496	560,838	584,060
Operating income	239,074	254,558	216,113	198,202
Loss on early retirement of debt	—	2,239	—	—
Net income	$177,796	$190,510	$161,305	$141,770

Earnings per common share:
Basic	$1.93	$2.06	$1.77	$1.61
Diluted	$1.84	$1.99	$1.72	$1.57

Weighted average common shares outstanding:
Basic	92,088	92,627	91,140	87,970
Diluted	96,472	95,891	93,844	90,475

17.Subsequent Events

Our management evaluated events or transactions that occurred after January 28, 2023 through March 16, 2023, the issuance date of the consolidated financial statements, and identified the following matter to report:

On March 2, 2023, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.09 per share on the Company's common stock, payable on April 13, 2023 to stockholders of record as of the close of business on March 23, 2023.

Item 16. Form 10–K Summary

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 6, 2022).
4.1	Indenture, dated as of November 6, 2020, by and among Academy, Ltd., as issuer, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
4.2*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1	Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.2	Amendment No. 4, dated May 25, 2021, to the Second Amended and Restated Credit Agreement among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).
10.3	Amended and Restated Term Loan Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.4	Amended and Restated Term Loan Pledge Agreement, dated as of July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.5	ABL Intercreditor Agreement, dated July 2, 2015, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the Term Loan Secured Parties referred to therein, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, and each of the subsidiaries of the Borrower listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.6	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the Additional Debt Secured Parties referred to therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.7	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, and Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.8	First Lien Intercreditor Agreement, dated November 6, 2020, among Credit Suisse AG, Cayman Islands Branch, as First Lien Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon Trust (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).

Exhibit Number	Description of Exhibit
10.9	First Amended and Restated ABL Credit Agreement, dated July 2, 2015, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.10	Amendment No. 1 to First Amended and Restated ABL Credit Agreement, dated as of May 22, 2018, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, each of the Guarantors party thereto, each of the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.11	Amendment No. 2 to First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the letter of credit issuer, administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.12	Amended and Restated ABL Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.13	Amended and Restated ABL Pledge Agreement, dated July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.14	Notes Security Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.15	Notes Pledge Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.16	Amendment to the Registration Rights Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC and New Academy Holding Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.17†	Form of 2022 Non-Employee Director Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 7, 2022).
10.18†	Form of 2022 CEO Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.19†	Form of 2022 CEO Time-Based Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.20†	Form of 2022 Executive Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.21†	Form of 2022 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.22†	Form of 2022 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.23†	Form of 2021 RSU Executive Retention Award Agreement (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on From 10-Q filed on December 10, 2021).

Exhibit Number	Description of Exhibit
10.24†	2021 Form of Performance-Based Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan. Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.25†	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2020).
10.26†	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.27†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.28†	2020 Form of Performance-Based Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.29†	2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.30†	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.31†	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.32†	Form of 2019 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.33†	Form of 2019 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.34†	Form of 2018 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.35†	Form of 2018 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.36†	Form of 2018 Non Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.37†	Form of 2017 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.38†	Form of 2016 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.39†	Form of August 2020 Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.40†	Form of 2020 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.41†	Form of 2020 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.42†	Form of 2019 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.43†	Form of 2018 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (as amended) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.44†	Form of Independent Non-Employee Director Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.45†	Form of 2018 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.46†	Ken C. Hicks Employment Agreement, dated August 2, 2018 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.47†	Michael P. Mullican Employment Agreement, dated January 6, 2017 and amended on December 21, 2017 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.48†	Steven (Steve) P. Lawrence Employment Agreement, dated January 29, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.49†	Samuel (Sam) J. Johnson Employment Agreement, dated April 17, 2017 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.50†	Jamey Traywick Rutherford Employment Agreement, dated October 1, 2018 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.51†	Manish Maini Employment Agreement, dated May 25, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 7, 2022).
10.52†	Form of 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.53	Stockholders Agreement, dated as of October 6, 2020, by and among the Registrant, Allstar LLC, KKR 2006 Allstar Blocker L.P. and Allstar Co-Invest Blocker L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
10.54†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.55†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 7, 2022).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP (with respect to the financial statements of Academy Sports and Outdoors, Inc.).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 has been formatted in Inline XBRL.
*	Filed herewith

Exhibit Number	Description of Exhibit
**	This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 16, 2023 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	HEATHER A. DAVIS
Heather A. Davis
Senior Vice President of Accounting, Treasury and Tax
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	KEN C. HICKS	Chairman, President and Chief Executive Officer	March 16, 2023
	Ken C. Hicks	(principal executive officer)

/s/	MICHAEL P. MULLICAN	Executive Vice President and Chief Financial Officer	March 16, 2023
	Michael P. Mullican	(principal financial officer)

/s/	HEATHER A. DAVIS	Senior Vice President of Accounting, Treasury and Tax	March 16, 2023
	Heather A. Davis	(principal accounting officer)

/s/	WENDY A. BECK	Director	March 16, 2023
Wendy A. Beck

/s/	BRIAN T. MARLEY	Director	March 16, 2023
Brian T. Marley

/s/	TOM M. NEALON	Director	March 16, 2023
Tom M. Nealon

/s/	THERESA E. PALERMO	Director	March 16, 2023
Theresa E. Palermo

/s/	BERYL B. RAFF	Director	March 16, 2023
Beryl B. Raff

/s/	CHRIS L. TURNER	Director	March 16, 2023
Chris L. Turner

/s/	SHAREN J. TURNEY	Director	March 16, 2023
Sharen J. Turney

/s/	JEFF C. TWEEDY	Director	March 16, 2023
Jeff C. Tweedy

ACADEMY SPORTS AND OUTDOORS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
January 28, 2023:
Allowance for doubtful accounts	$732	$1,426		$(154)	(1)	$2,004
Sales return allowance	6,200	11,900	(2)	(12,000)	(2)	6,100
Inventory shrink adjustments	11,696	79,150		(85,886)	(3)	4,960
Self-insurance reserves	24,509	74,292		(68,631)	(4)	30,170

January 29, 2022:
Allowance for doubtful accounts	$1,172	$74		$(514)	(1)	$732
Sales return allowance	5,800	13,200	(2)	(12,800)	(2)	6,200
Inventory shrink adjustments	8,504	74,441		(71,249)	(3)	11,696
Self-insurance reserves	22,065	72,313		(69,869)	(4)	24,509

January 30, 2021:
Allowance for doubtful accounts	$3,275	$(205)	(5)	$(1,898)	(1)	$1,172
Sales return allowance	5,500	11,300	(2)	(11,000)	(2)	5,800
Inventory shrink adjustments	12,891	76,990		(81,377)	(3)	8,504
Self-insurance reserves	22,429	61,920		(62,284)	(4)	22,065
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