Form 10-Q
period 2023-04-29
Academy Sports & Outdoors, Inc.
filed 2023-06-06
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2023
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

As of May 30, 2023, Academy Sports and Outdoors, Inc. had 76,455,267 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,536	$337,145	$472,395
Accounts receivable - less allowance for doubtful accounts of $2,286, $2,004 and $808, respectively	10,412	16,503	12,666
Merchandise inventories, net	1,386,457	1,283,517	1,323,886
Prepaid expenses and other current assets	34,622	47,747	39,578
Assets held for sale	1,763	1,763	1,763
Total current assets	1,728,790	1,686,675	1,850,288

PROPERTY AND EQUIPMENT, NET	365,024	351,424	339,529
RIGHT-OF-USE ASSETS	1,087,854	1,100,085	1,085,805
TRADE NAME	577,799	577,716	577,246
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	20,547	17,619	4,368
Total assets	$4,641,934	$4,595,439	$4,719,156

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$712,643	$686,472	$825,456
Accrued expenses and other current liabilities	221,388	240,169	274,399
Current lease liabilities	112,333	109,075	85,719
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,049,364	1,038,716	1,188,574

LONG-TERM DEBT, NET	584,093	584,456	683,325
LONG-TERM LEASE LIABILITIES	1,058,869	1,072,192	1,081,871
DEFERRED TAX LIABILITIES, NET	257,120	259,043	224,366
OTHER LONG-TERM LIABILITIES	11,526	12,726	12,512
Total liabilities	2,960,972	2,967,133	3,190,648

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 76,439,594; 76,711,720 and 85,071,234 issued and outstanding as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.	764	767	850
Additional paid-in capital	229,633	216,209	199,559
Retained earnings	1,450,565	1,411,330	1,328,099
Stockholders' equity	1,680,962	1,628,306	1,528,508
Total liabilities and stockholders' equity	$4,641,934	$4,595,439	$4,719,156

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
NET SALES	$1,383,609	$1,467,730
COST OF GOODS SOLD	916,494	946,306
GROSS MARGIN	467,115	521,424

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	340,919	315,931
OPERATING INCOME	126,196	205,493

INTEREST EXPENSE, NET	11,230	10,920
OTHER (INCOME), NET	(3,713)	(697)
INCOME BEFORE INCOME TAXES	118,679	195,270

INCOME TAX EXPENSE	24,709	45,464
NET INCOME	$93,970	$149,806

EARNINGS PER COMMON SHARE:
BASIC	$1.22	$1.73
DILUTED	$1.19	$1.69
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	76,862	86,658
DILUTED	79,288	88,614

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	93,970	93,970
Equity compensation	—	—	11,382	—	11,382
Repurchase of common stock for retirement	(750)	(8)	(2,450)	(47,806)	(50,264)
Settlement of vested Restricted Stock Units, net of shares withheld for taxes	93	1	(2,470)	—	(2,469)
Stock option exercises, net of shares withheld for taxes	385	4	6,962	—	6,966
Cash dividends declared, $0.09 per share	—	—	—	(6,929)	(6,929)
Balances as of April 29, 2023	76,440	$764	$229,633	$1,450,565	$1,680,962

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$1,466,946
Net income	—	—	—	149,806	149,806
Equity compensation	—	—	3,499	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—
Stock option exercises	201	2	3,292	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$1,528,508

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,970	$149,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,261	25,578
Non-cash lease expense	2,165	586
Equity compensation	11,382	3,499
Amortization of deferred loan and other costs	674	777
Deferred income taxes	(1,923)	7,154
Changes in assets and liabilities:
Accounts receivable, net	6,091	7,052
Merchandise inventories, net	(102,940)	(152,078)
Prepaid expenses and other current assets	13,125	(3,118)
Other noncurrent assets	(3,215)	23
Accounts payable	26,776	85,640
Accrued expenses and other current liabilities	(31,673)	(66,475)
Income taxes payable	12,642	38,561
Other long-term liabilities	(1,200)	92
Net cash provided by operating activities	52,135	97,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,464)	(17,280)
Purchases of intangible assets	(83)	(32)
Net cash used in investing activities	(40,547)	(17,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(750)	(750)
Proceeds from exercise of stock options	7,090	3,294
Taxes paid related to net share settlement of equity awards	(2,593)	(895)
Repurchase of common stock for retirement	(50,015)	(88,501)
Dividends paid	(6,929)	(6,536)
Net cash used in financing activities	(53,197)	(93,388)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,609)	(13,603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,145	485,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,536	$472,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,696	$3,909
Cash paid for income taxes	$67	$260

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Change in capital expenditures in accounts payable and accrued liabilities	$603	$1,991
Right-of-use assets obtained in exchange for new operating leases	$14,254	$30,019

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to "we," "us," "our" or the "Company" in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation ("ASO, Inc.") and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as "Academy Sports + Outdoors", or Academy, Ltd. All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company's long-term debt and lessee of facilities. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31.
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of April 29, 2023, we operated 269 "Academy Sports + Outdoors" retail locations in 18 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended April 29, 2023 are not necessarily indicative of the results that will be realized for the fiscal year ending February 3, 2024 or any other period. The balance sheet as of January 28, 2023 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate, these estimates remain challenging, and actual results could differ materially from our estimates.
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended April 30, 2022 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Change in Accounting Principle
Effective January 29, 2023, the Company changed the method of accounting for its inventories from the last-in-first-out (“LIFO”) method to the weighted average cost method. The Company believes that this inventory method change is preferable because we believe it improves comparability with industry peers and is a more accurate representation of merchandise inventories, net and cost of goods sold. Due to historical price deflation on the Company’s merchandise purchases, the Company was in a position where the LIFO merchandise inventories value exceeded the cost of its inventory for all periods presented in the consolidated financial statements. In considering the lower of cost or market principle, merchandise inventories valued at LIFO, including necessary valuation adjustments, approximated the cost of such inventories using the weighted average inventory method. As such, there is no impact to the prior periods from the retrospective presentation of the change.
The following tables show the pro forma effect to our consolidated financial statements as if the Company had remained on LIFO (amounts in thousands):

	April 29, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Balance Sheet:
Accrued expenses and other current liabilities	$221,388	$(4,456)	$216,932
Total current liabilities	1,049,364	(4,456)	1,044,908
Deferred tax liabilities, net	257,120	4,456	261,576
Total liabilities	2,960,972	—	2,960,972
Total liabilities and stockholders' equity	4,641,934	—	4,641,934

	Thirteen Weeks Ended April 29, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Statements of Cash Flows:
Deferred income taxes	$(1,923)	$4,456	$2,533
Income taxes payable	12,642	(4,456)	8,186
Net cash provided by operating activities	52,135	—	52,135

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
During the thirteen weeks ended April 29, 2023, we repurchased and concurrently retired 750,010 shares of ASO, Inc. common stock for an aggregate amount of $50.3 million, which includes an accrual for excise taxes of $0.3 million, pursuant to our Share Repurchase Programs. During the thirteen weeks ended April 30, 2022, we repurchased and concurrently retired 2,272,349 shares of ASO, Inc. common stock for an aggregate amount of $88.5 million, pursuant to the Share Repurchase Programs. As of April 29, 2023, we no longer had availability under the 2021 Share Repurchase Program, and we had approximately $249.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program.
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04: Liabilities - Supplier Finance Programs Disclosure of Supplier Finance Program Obligations. This pronouncement requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. The Company adopted the new guidance as of January 29, 2023.
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the consolidated balance sheets, was $8.9 million, $9.0 million, and $10.0 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.
Recent Accounting Pronouncements
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 which extended the effectiveness of this guidance to December 31, 2024. The Company elected to utilize these optional expedients in connection with the amendment to our ABL Facility, which transitioned the facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on March 30, 2023 (see Note 4).

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Merchandise division sales (1)
Outdoors	$389,043	$457,809
Sports and recreation	343,578	354,094
Apparel	345,231	342,368
Footwear	296,301	303,132
Total merchandise sales (2)	1,374,153	1,457,403
Other sales (3)	9,456	10,327
Net Sales	$1,383,609	$1,467,730
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended April 30, 2022, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 8.2% and 9.5% of merchandise sales for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.
(3) Other sales consisted primarily of the gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our consolidated balance sheets is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website.
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Gift card liability, beginning balance	$90,650	$86,568
Issued	17,293	18,209
Redeemed	(28,715)	(30,278)
Recognized as breakage income	(1,116)	(1,010)
Gift card liability, ending balance	$78,112	$73,489

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	April 29, 2023	January 28, 2023	April 30, 2022
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	194,000	194,750	297,000
Notes, due November 2027	400,000	400,000	400,000
Total debt	594,000	594,750	697,000
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(1,268)	(1,340)	(2,353)
Less deferred loan costs (1)	(5,639)	(5,954)	(8,322)
Long-term debt, net	$584,093	$584,456	$683,325
(1) Deferred loan costs are related to the Term Loan and Notes.
As of April 29, 2023, January 28, 2023 and April 30, 2022, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $2.9 million, $3.2 million and $4.0 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $0.7 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. Total expenses related to accretion of original issuance discount were $0.1 million for the thirteen weeks ended April 29, 2023 and April 30, 2022. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
Term Loan

We refer to the 2020 Term Loan and the Amendment collectively as the "Term Loan".
On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan"). On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein. Under the Amendment, the Term Loan bears interest, at Academy, Ltd.'s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 3.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse's "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of April 29, 2023, the weighted average interest rate was 8.60%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of April 29, 2023, no prepayment was due under the terms and conditions of the Term Loan.
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

ABL Facility

We refer to the 2020 ABL Facility and the amendments thereto collectively as the "ABL Facility".

On November 6, 2020, Academy, Ltd., as borrower, and the guarantors, amended the previously existing secured asset-based revolving credit facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender and the several lenders party thereto, which ABL amendment, among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025 (the "2020 ABL Facility").

On March 30, 2023, Academy, Ltd., as borrower, and the guarantors, amended the 2020 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JP Morgan Chase Bank, N.A. as the ABL Agent and the several lenders party thereto, which ABL amendment updated its benchmark base interest rate from LIBOR to Adjusted Term SOFR.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of April 29, 2023, we had outstanding letters of credit of approximately $13.9 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving an available borrowing capacity under the ABL Facility of $986.1 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of April 29, 2023, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of April 29, 2023.

5. Fair Value Measurements
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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of April 29, 2023, January 28, 2023 and April 30, 2022, we held $42.3 million, $95.6 million and $357.1 million in money market funds, respectively.

The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of April 29, 2023, January 28, 2023, and April 30, 2022 the estimated fair value of the Term Loan and Notes was $0.6 billion, $0.6 billion and $0.7 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	April 29, 2023	January 28, 2023	April 30, 2022
Leasehold improvements	$491,112	$484,930	$458,752
Equipment and software	648,142	641,387	607,752
Furniture and fixtures	364,619	360,099	339,265
Construction in progress	43,074	23,159	20,414
Land	3,698	3,698	3,698
Total property and equipment	1,550,645	1,513,273	1,429,881
Accumulated depreciation and amortization	(1,185,621)	(1,161,849)	(1,090,352)
Property and equipment, net	$365,024	$351,424	$339,529

Depreciation expense was $26.3 million and $25.6 million in the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	April 29, 2023	January 28, 2023	April 30, 2022
Accrued interest	$13,197	$7,015	$12,804
Accrued personnel costs	27,452	57,504	42,859
Accrued professional fees	1,853	3,943	1,849
Accrued sales and use tax	12,705	9,302	18,276
Accrued self-insurance	15,954	20,941	14,420
Deferred revenue - gift cards and other	80,405	92,603	76,146
Income taxes payable	18,837	6,195	48,163
Property taxes	24,341	15,921	25,684
Sales return allowance	5,700	6,100	6,600
Other	20,944	20,645	27,598
Accrued expenses and other current liabilities	$221,388	$240,169	$274,399

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. As of April 29, 2023, there were 1,965,467 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of April 29, 2023, there were 1,717,411 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $11.4 million and $3.5 million for the thirteen weeks ended April 29, 2023, and April 30, 2022, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of income.

Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the "SEC simplified" method. Expected price volatility was determined based on a time-weighted average of the historical volatility for the Company and implied volatilities of comparable companies over a historical period that matches the expected life of the Award. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was calculated based on the most recent annualized quarterly dividend and the valuation date closing stock price. The assumptions used to calculate the fair value of Awards granted are evaluated and modified, as necessary, to reflect current market conditions and experience.
The following table presents the assumptions and grant date fair values for Service Options granted in the thirteen weeks ended April 29, 2023:

Expected life in years	6.0
Expected volatility	45.7%
Weighted-average volatility	45.7%
Risk-free interest rate	3.7%
Dividend yield	0.6%

The following table presents the Award grants during the thirteen weeks ended April 29, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	137,818	243,268	127,567
Weighted average grant date fair value per Award	$29.93	$64.66	$64.67
Weighted average exercise price per Award	$64.67	N/A	N/A

The following table presents the unrecognized compensation cost as of April 29, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$13,880,579	$22,590,176	$8,049,212
Weighted average life remaining in years	2.4	2.5	2.2

9. Earnings per Common Share
Basic earnings per common share is calculated based on net income divided by the basic weighted average common shares outstanding during the period, and diluted earnings per common share is calculated based on net income divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is based on the basic weighted average common shares outstanding plus any potential dilutive effect of stock-based awards outstanding during the period using the treasury stock method, which assumes the potential proceeds received from the dilutive stock options are used to purchase treasury stock. Anti-dilutive stock-based awards do not include awards which have a performance target which has yet to be achieved.
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$93,970	$149,806

Weighted average common shares outstanding - basic	76,862	86,658
Dilutive effect of Service Restricted Stock Units	247	36
Dilutive effect of Performance Restricted Stock Units	186	101
Dilutive effect of Service Options	1,841	1,607
Dilutive effect of Performance Unit Options	152	212
Dilutive effect of ESPP Shares	—	—
Weighted average common shares outstanding - diluted	79,288	88,614

Earnings per common share - basic	$1.22	$1.73
Earnings per common share - diluted	$1.19	$1.69

Anti-dilutive stock-based awards excluded from diluted calculation	64	311

10. Commitments and Contingencies

Freight, Technology Related and Other Commitments
As of April 29, 2023, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $101.1 million. Of such commitments, approximately $66.0 million is payable in the next 12 months.

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

Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. On May 9, 2023, the U.S. Customs and Border Protection (CBP) notified us we owed additional duties relating to certain products that we imported from China that CBP believes are subject to certain anti-dumping and/or countervailing duties. We do not believe that these products are subject to such duties and are contesting CBP’s determination vigorously. While we contest CBP’s determination, we will be required to deposit with CBP an amount of duties relating to these products, which will be included in prepaid expenses and other current assets on the Company’s consolidated balance sheet while this matter is pending. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows. However, the ultimate outcome of this matter cannot be determined at this time and we cannot assure you that we will be successful in contesting it or that we will not need to accrue or pay additional amounts in the future.
There have been no material developments during the fiscal quarter ended April 29, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of April 29, 2023, we have $17.4 million in related commitments through 2027, of which $5.3 million is payable in the next 12 months.

11. Subsequent Events
Our management evaluated events or transactions that occurred after April 29, 2023 through June 6, 2023, the issuance date of the consolidated financial statements, and identified the following matter to report:
On June 1, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended April 29, 2023, of $0.09 per share of the Company's common stock, payable on July 13, 2023, to stockholders of record as of the close of business on June 15, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors," and relate to matters such as macroeconomic conditions, our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "will," "seek," "foreseeable," the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 16, 2023, as such risk factors have been updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended April 29, 2023 and our audited financial statements for the fiscal year ended January 28, 2023 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
All references to "Academy," "Academy Sports + Outdoors," "ASO, Inc.," "we," "us," "our" or the "Company" in this Quarterly Report refer to Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our subsidiaries, including our indirect subsidiary, Academy, Ltd., an operating company which is doing business as "Academy Sports + Outdoors." All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd., is also the borrower and/or issuer of the Company's long-term debt and lessee of facilities.
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2023 first quarter," or similar reference refers to the thirteen week period ended April 29, 2023, and any reference to the "prior year quarter," "2022 first quarter" or similar reference refers to the thirteen week period ended April 30, 2022. Unless otherwise specified, all comparisons regarding the current period of 2023 are made to the corresponding period of 2022.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, apparel, sports and recreation and footwear (representing 28%, 25%, 25% and 22% of our 2023 first quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of April 29, 2023, we operated 269 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 18 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Beginning stores	268	259
Q1 new stores	1	1
Closed	—	—
Ending stores	269	260

Relocated stores	—	—

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
We experienced a decrease in comparable sales in the prior year, which continued with a decline of 7.3% for the 2023 first quarter. See the discussion on Net Sales below for some contributing factors to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years, and we expect that it will continue to be a driver of growth in our net sales. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. We have recently improved our omnichannel capabilities by implementing several innovative features to enhance the customer shopping experience, including outfitting, express check-out and enabling biometric security measures. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2022. During the 2023 first quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales in the future as we execute our new store opening growth plans of 13 to 15 new stores in 2023 and 120 to 140 new stores over the next five years. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and during the 2023 first quarter we opened one new store. We expect most of our stores to achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.
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

During 2021, there was increased competition across the industry for resources throughout a constrained supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we experienced a period of decreased or delayed supply and high inflation which negatively impacted transportation and inventory costs. Over the past year, we have seen improvement to these constraints, resulting in decreased freight costs.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 21.5% in the 2022 first quarter to 24.6% in the 2023 first quarter. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Pre-opening expenses represent non-capital expenditures associated with the opening of new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, and are expensed as incurred. As we execute our new store opening growth plans of 13 to 15 new stores in 2023 and 120 to 140 new stores over the next five years, we expect our pre-opening expenses to increase and result in a negative impact to SG&A as a percentage of sales. We opened one new store and incurred pre-opening expenses of $1.6 million during the 2023 first quarter. We opened one new store and incurred pre-opening expenses of $1.0 million during the 2022 first quarter.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In December of 2022, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan (see Note 4 to the accompanying financial statements), which has resulted in interest expense reductions in the thirteen weeks ended April 29, 2023. However, during 2022 and 2023 first quarter, the Federal Reserve increased the federal funds benchmark rate, which resulted in increased interest rates on our Term Loan and led to higher interest expense in the 2023 first quarter relative to the prior year quarter.
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

Results of Operations

Thirteen Weeks Ended April 29, 2023 Compared to Thirteen Weeks Ended April 30, 2022
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	April 29, 2023		April 30, 2022		Dollars	Percent
Net sales	$1,383,609	100.0%	$1,467,730	100.0%	$(84,121)	(5.7)%
Cost of goods sold	916,494	66.2%	946,306	64.5%	(29,812)	(3.2)%
Gross margin	467,115	33.8%	521,424	35.5%	(54,309)	(10.4)%
Selling, general and administrative expenses	340,919	24.6%	315,931	21.5%	24,988	7.9%
Operating income	126,196	9.1%	205,493	14.0%	(79,297)	(38.6)%
Interest expense, net	11,230	0.8%	10,920	0.7%	310	2.8%
Other (income), net	(3,713)	(0.3)%	(697)	(0.0)%	(3,016)	NM
Income before income taxes	118,679	8.6%	195,270	13.3%	(76,591)	(39.2)%
Income tax expense	24,709	1.8%	45,464	3.1%	(20,755)	(45.7)%
Net income	$93,970	6.8%	$149,806	10.2%	$(55,836)	(37.3)%
*Percentages in table may not sum properly due to rounding.
**NM - Not meaningful
Net Sales. Net sales decreased $84.1 million, or 5.7%, for the 2023 first quarter compared to the 2022 first quarter as a result of decreased comparable sales of 7.3%, which were partially offset by increased sales generated from new locations. As of the end of the 2023 first quarter, we operated nine additional stores as compared to the end of the 2022 first quarter, and we had the full benefit of one store opened during the 2022 first quarter. Collectively, these stores accounted for a net $22.9 million increase in net sales for the 2023 first quarter.
The decrease of 7.3% in comparable sales was driven by lower sales across all merchandise divisions as a result of a decrease in transactions of 6.7% and a decline in average ticket of 0.6%. The outdoors merchandise division sales declines were led by the hunting and fishing categories. The sports and recreation merchandise division sales were primarily driven by decreased sales in fitness equipment, water sports, bikes and outdoor games, partially offset by sales increases in team sports, including baseball, golf and racquet sports. The footwear merchandise division sales decreased due to lower sales in athletic footwear, partially offset by increased sales in team sports footwear. The apparel merchandise division was relatively flat compared to the prior year.
E-commerce net sales represented 8.2% of merchandise sales in the 2023 first quarter compared to 9.5% in the 2022 first quarter.
Gross Margin. Gross margin decreased $54.3 million, or 10.4%, to $467.1 million for the 2023 first quarter from $521.4 million for the 2022 first quarter. As a percentage of net sales, gross margin decreased 1.7% from 35.5% in the 2022 first quarter to 33.8% in the 2023 first quarter. The decrease of 170 basis points in gross margin is primarily attributable to:
•110 basis points of unfavorability in merchandise margin as a result of increased clearance and promotional activity compared to the 2022 first quarter; and
•76 basis points of unfavorability as a result of increased inventory shrink.

Selling, General and Administrative Expenses. SG&A expenses increased $25.0 million, or 7.9%, to $340.9 million for the 2023 first quarter from $315.9 million for the 2022 first quarter. As a percentage of net sales, SG&A expenses increased 3.1% to 24.6% in the 2023 first quarter compared to 21.5% in the 2022 first quarter. The increase of 310 basis points is primarily attributable to deleverage from increased costs on decreased sales. SG&A costs increased $25.0 million primarily as a result of:
•Employee compensation costs increased $12.0 million primarily due to increased equity compensation and an increased wages expense over the prior year, partially attributable to the addition of nine new stores since the end of the prior year first quarter;
•Advertising spend increase of $7.0 million; and
•Property and facility fees increase of $4.0 million primarily due to the addition of new stores.

Interest Expense. Interest expense increased $0.3 million, or 2.8%, for the 2023 first quarter when compared to the 2022 first quarter, resulting from an increase in interest rates in recent months on our Term Loan, which was partially offset by a lower outstanding balance on our long-term debt as a result of a voluntary prepayment of $100.0 million in December 2022.

Other (Income), net. Other income, net, increased $3.0 million in the 2023 first quarter when compared to the 2022 first quarter due to higher interest rates on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $20.8 million to $24.7 million for the 2023 first quarter as compared to $45.5 million for the 2022 first quarter, resulting primarily from a decrease in pre-tax income.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment, further adjusted to exclude costs such as equity compensation expense, (gain) loss on early retirement of debt, net, payroll taxes associated with the 2021 Vesting Event and other adjustments. We define Adjusted EBIT as net income (loss) before interest expense, net, and income tax expense, further adjusted to exclude costs such as equity compensation expense, (gain) loss on early retirement of debt, net, payroll taxes associated with the 2021 Vesting Event and other adjustments. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus costs such as equity compensation expense, (gain) loss on early retirement of debt, net, payroll taxes associated with the 2021 Vesting Event and other adjustments, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
We believe Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management believes Adjusted Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management has also historically used Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$93,970	$149,806
Interest expense, net	11,230	10,920
Income tax expense	24,709	45,464
Depreciation and amortization	26,261	25,578
Equity compensation (a)	11,382	3,499
Adjusted EBITDA (b)	$167,552	$235,267
Less: Depreciation and amortization	(26,261)	(25,578)
Adjusted EBIT (b)	$141,291	$209,689

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computations of Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA and Adjusted EBIT for the thirteen weeks ended April 30, 2022 have been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$93,970	$149,806
Equity compensation (a)	11,382	3,499
Tax effects of these adjustments (b)	(2,370)	(816)
Adjusted Net Income (c)	$102,982	$152,489

Earnings per common share:
Basic	$1.22	$1.73
Diluted	$1.19	$1.69
Adjusted Earnings per Share:
Basic	$1.34	$1.76
Diluted	$1.30	$1.72
Weighted average common shares outstanding:
Basic	76,862	86,658
Diluted	79,288	88,614

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)
For the thirteen weeks ended April 29, 2023 and April 30, 2022, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

(c)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computation of Adjusted Net Income. Adjusted Net Income for the thirteen weeks ended April 30, 2022 has been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$52,135	$97,097
Net cash used in investing activities	(40,547)	(17,312)
Adjusted Free Cash Flow	$11,588	$79,785

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On April 29, 2023, our cash and cash equivalents totaled $295.5 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt
As of April 29, 2023, the Company's long-term debt and interest rates consist of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.60% variable rate term-loan with $194.0 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing November 6, 2025.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2023	2024	2025	2026	2027	Total
Term Loan and related interest (1)	$14,842	$17,061	$15,430	$15,145	$192,767	$255,245
Notes and related interest (2)	24,000	24,000	24,000	24,000	424,000	520,000
ABL Facility and related interest (3)	1,916	2,500	1,909	—	—	6,325

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$986,122	$954,516

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	April 29, 2023	January 28, 2023	April 30, 2022
Outstanding borrowings	$—	$—	$—
Issued letters of credit	13,878	13,878	17,828
Available borrowing capacity	986,122	947,764	982,172

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2023 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at April 29, 2023. The following table summarizes our remaining operating lease obligations by fiscal year:

	2023	2024	2025	2026	2027	After 2027	Total
Operating lease payments (1) (2)	$160,245	$209,067	$202,307	$194,375	$180,579	$940,233	$1,886,806

(1) Minimum lease payments have not been reduced by sublease rentals of $0.4 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of April 29, 2023.

In the thirteen weeks ended April 29, 2023, we opened one new location and we intend to open 13 to 15 new locations in 2023.
Share Repurchases
On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of April 29, 2023, we had approximately $249.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements).
The following table summarizes our share repurchases for the 2023 first quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (January 29, 2023 to April 29, 2023) (2)	750,010	$66.69	$50,015
Total Shares Repurchased	750,010	$66.69	$50,015

(1) Excludes the impact of excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2023 first quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the 2023 first quarter (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 29, 2023 to April 29, 2023)	$0.09	$6,929	March 23, 2023
Total Dividends Paid		$6,929
On June 1, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended April 29, 2023, of $0.09 per share of the Company's common stock, payable on July 13, 2023, to stockholders of record as of the close of business on June 15, 2023.

Capital Expenditures
The following table summarizes our capital expenditures for the thirteen weeks ended April 29, 2023 and April 30, 2022 (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
New stores	$17,207	$4,888
Corporate, e-commerce and information technology programs	16,348	8,661
Updates for existing stores and distribution centers	6,909	3,731
Total capital expenditures	$40,464	$17,280

We expect capital expenditures for fiscal year 2023 to be between $200 million and $250 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2023:

2023
New stores	55%
Corporate, e-commerce and information technology programs	25%
Updates for existing stores and distribution centers	20%

We review forecasted capital expenditures throughout the year and will adjust or our capital expenditures based on business conditions at that time.

Cash Flows for the Thirteen Weeks Ended April 29, 2023 and April 30, 2022

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$52,135	$97,097
Net cash used in investing activities	(40,547)	(17,312)
Net cash used in financing activities	(53,197)	(93,388)
Net decrease in cash and cash equivalents	$(41,609)	$(13,603)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the 2023 first quarter decreased $45.0 million, compared to 2022 first quarter. This decrease in cash was attributable to:
•$55.8 million decrease in net income;
•$9.9 million net increase in cash flows provided by operating assets and liabilities; and
•$1.0 million net increase in non-cash charges.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$49.1 million increase in cash flows from merchandise inventories, net related to a reduction in inventory replenishment in the 2023 first quarter when compared to the prior year period;
•$34.8 million increase in cash flows from a decrease in performance compensation payments made in the 2023 first quarter relative to the prior year quarter; partially offset by a
•$58.9 million decrease in cash flows from accounts payable primarily due to decreased inventory receipts relative to the prior year first quarter.

Investing Activities. Cash used in investing activities increased $23.2 million in the 2023 first quarter compared to the 2022 first quarter. The increase in cash used in investing activities is primarily due to:
•$23.2 million higher capital expenditures driven by increased investments in new stores in the 2023 first quarter.

Financing Activities. Cash used in financing activities decreased $40.2 million in the 2023 first quarter, compared to the 2022 first quarter. The primary drivers of the decrease were:
•$38.5 million decrease in cash outflows caused by a reduction in repurchases and simultaneous retirement of common stock in the current year.

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
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. Given the global economic climate, these estimates remain challenging, and actual results could differ materially from our estimates. More information on all of our significant accounting policies can be found in the "Critical Accounting Policies and Estimates" section of the Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report, other than the following:
Effective January 29, 2023, the Company changed the method of accounting for its inventories from the last-in-first-out (“LIFO”) method to the weighted average cost method. The Company believes that this inventory method change is preferable because we believe it improves comparability with industry peers and is a more accurate representation of merchandise inventories, net and cost of goods sold. Due to historical price deflation on the Company’s merchandise purchases, the Company was in a position where the LIFO merchandise inventories value exceeded the cost of its inventory for all periods presented in the consolidated financial statements. In considering the lower of cost or market principle, merchandise inventories valued at LIFO, including necessary valuation adjustments, approximated the cost of such inventories using the weighted average inventory method (see Note 2 to the accompanying financial statements).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. On May 9, 2023, the U.S. Customs and Border Protection (CBP) notified us we owed additional duties relating to certain products that we imported from China that CBP believes are subject to certain anti-dumping and/or countervailing duties. We do not believe that these products are subject to such duties and are contesting CBP’s determination vigorously. While we contest CBP’s determination, we will be required to deposit with CBP an amount of duties relating to these products, which will be included in prepaid expenses and other current assets on the Company’s consolidated balance sheet while this matter is pending. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows. However, the ultimate outcome of this matter cannot be determined at this time and we cannot assure you that we will be successful in contesting it or that we will not need to accrue or pay additional amounts in the future.
There have been no material developments during the fiscal quarter ended April 29, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2023 first quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
January 29, 2023 to February 25, 2023	—	$—	—	$299,411,563
February 26, 2023 to April 1, 2023	23,977	$64.23	23,977	$297,872,089
April 2, 2023 to April 29, 2023	726,033	$66.77	726,033	$249,411,584
Total	750,010	$66.69	750,010	$249,411,584
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of excise taxes.
(c) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of April 29, 2023, approximately $249.4 million remained available for share repurchases pursuant to our 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2022).
10.1*	Amendment No. 3, dated March 30, 2023, to First Amended and Restated ABL Credit Agreement, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender.
10.2†*	Form of 2023 Executive Performance-Based Restricted Stock Unit Agreement.
10.3†*	Form of 2023 Executive Time-Based Restricted Stock Unit Agreement.
10.4†*	Form of 2023 Executive Time-Based Option Agreement.
10.5†	Ken C. Hicks Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).
10.6†	Steven (Steve) P. Lawrence Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).
10.7†	Michael P. Mullican Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).
10.8†	2020 Omnibus Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
18.1*	Preferability Letter from Deloitte & Touche LLP.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 6, 2023 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	HEATHER A. DAVIS
Heather A. Davis
Senior Vice President - Accounting, Treasury and Tax
(principal accounting officer and authorized signatory)