Form 10-Q
period 2023-07-29
Academy Sports & Outdoors, Inc.
filed 2023-08-31
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2023
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

As of August 24, 2023, Academy Sports and Outdoors, Inc. had 74,534,794 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,336	$337,145	$399,857
Accounts receivable - less allowance for doubtful accounts of $2,534, $2,004 and $1,143, respectively	14,625	16,503	14,521
Merchandise inventories, net	1,309,033	1,283,517	1,304,556
Prepaid expenses and other current assets	80,490	47,747	46,448
Assets held for sale	—	1,763	1,763
Total current assets	1,715,484	1,686,675	1,767,145

PROPERTY AND EQUIPMENT, NET	404,967	351,424	350,628
RIGHT-OF-USE ASSETS	1,091,145	1,100,085	1,087,085
TRADE NAME	577,929	577,716	577,299
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	23,971	17,619	9,892
Total assets	$4,675,416	$4,595,439	$4,653,969

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$669,832	$686,472	$778,016
Accrued expenses and other current liabilities	234,011	240,169	251,569
Current lease liabilities	112,936	109,075	87,042
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,019,779	1,038,716	1,119,627

LONG-TERM DEBT, NET	583,729	584,456	683,065
LONG-TERM LEASE LIABILITIES	1,060,996	1,072,192	1,081,790
DEFERRED TAX LIABILITIES, NET	260,909	259,043	235,187
OTHER LONG-TERM LIABILITIES	11,964	12,726	13,029
Total liabilities	2,937,377	2,967,133	3,132,698

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 74,845,563; 76,711,720 and 79,725,034 issued and outstanding as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.	748	767	797
Additional paid-in capital	236,789	216,209	196,510
Retained earnings	1,500,502	1,411,330	1,323,964
Stockholders' equity	1,738,039	1,628,306	1,521,271
Total liabilities and stockholders' equity	$4,675,416	$4,595,439	$4,653,969

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
NET SALES	$1,583,077	$1,686,915	$2,966,686	$3,154,645
COST OF GOODS SOLD	1,019,631	1,090,852	1,936,125	2,037,158
GROSS MARGIN	563,446	596,063	1,030,561	1,117,487

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	352,483	339,329	693,402	655,260
OPERATING INCOME	210,963	256,734	337,159	462,227

INTEREST EXPENSE, NET	11,313	11,157	22,543	22,077
OTHER (INCOME), NET	(3,623)	(1,441)	(7,336)	(2,138)
INCOME BEFORE INCOME TAXES	203,273	247,018	321,952	442,288

INCOME TAX EXPENSE	46,198	58,217	70,907	103,681
NET INCOME	$157,075	$188,801	$251,045	$338,607

EARNINGS PER COMMON SHARE:
BASIC	$2.06	$2.28	$3.28	$3.99
DILUTED	$2.01	$2.22	$3.19	$3.90
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	76,104	82,960	76,483	84,809
DILUTED	78,091	84,906	78,735	86,792

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	93,970	93,970
Equity compensation	—	—	11,382	—	11,382
Repurchase of common stock for retirement	(750)	(8)	(2,450)	(47,806)	(50,264)
Settlement of vested Restricted Stock Units, net of shares withheld for taxes	93	1	(2,470)	—	(2,469)
Stock option exercises, net of shares withheld for taxes	385	4	6,962	—	6,966
Cash dividends declared, $0.09 per share	—	—	—	(6,929)	(6,929)
Balances as of April 29, 2023	76,440	$764	$229,633	$1,450,565	$1,680,962
Net income	—	—	—	157,075	157,075
Equity compensation	—	—	8,501	—	8,501
Repurchase of common stock for retirement	(1,994)	(20)	(7,087)	(100,242)	(107,349)
Settlement of vested Restricted Stock Units, net of shares withheld for taxes	41	0	(268)	—	(268)
Issuance of common stock under employee stock purchase plan	67	1	2,886	—	2,887
Stock option exercises, net of shares withheld for taxes	292	3	3,124	—	3,127
Cash dividends declared, $0.09 per share	—	—	—	(6,896)	(6,896)
Balances as of July 29, 2023	74,846	$748	$236,789	$1,500,502	$1,738,039

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$1,466,946
Net income	—	—	—	149,806	149,806
Equity compensation	—	—	3,499	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—
Stock option exercises	201	2	3,292	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$1,528,508
Net income	—	—	—	188,801	188,801
Equity compensation	—	—	6,158	—	6,158
Repurchase of common stock for retirement	(5,551)	(55)	(13,391)	(186,665)	(200,111)
Settlement of vested Restricted Stock Units	29	0	(0)	—	—
Issuance of common stock under employee stock purchase plan	93	1	2,796	—	2,797
Stock option exercises	83	1	1,388	—	1,389
Cash dividends declared, $0.075 per share	—	—	—	(6,271)	(6,271)
Balances as of July 30, 2022	79,725	$797	$196,510	$1,323,964	$1,521,271

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,045	$338,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,021	51,852
Non-cash lease expense	1,604	548
Equity compensation	19,883	9,657
Amortization of deferred loan and other costs	1,348	1,552
Deferred income taxes	1,866	17,976
Gain on disposal of property and equipment	(361)	—
Changes in assets and liabilities:
Accounts receivable, net	1,878	5,197
Merchandise inventories, net	(25,516)	(132,748)
Prepaid expenses and other current assets	(37,559)	(9,987)
Other noncurrent assets	(6,924)	(5,788)
Accounts payable	(12,446)	31,596
Accrued expenses and other current liabilities	(3,316)	(47,447)
Income taxes payable	805	(3,219)
Other long-term liabilities	(762)	610
Net cash provided by operating activities	243,566	258,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,759)	(48,050)
Purchases of intangible assets	(213)	(84)
Proceeds from the sale of property and equipment	2,126	—
Net cash used in investing activities	(107,846)	(48,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(1,500)	(1,500)
Proceeds from exercise of stock options	11,639	4,683
Proceeds from issuance of common stock under employee stock purchase program	2,887	2,797
Taxes paid related to net share settlement of equity awards	(4,283)	(974)
Repurchase of common stock for retirement	(156,447)	(288,612)
Dividends paid	(13,825)	(12,807)
Net cash used in financing activities	(161,529)	(296,413)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,809)	(86,141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,145	485,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311,336	$399,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$21,521	$20,056
Cash paid for income taxes	$69,169	$89,719

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$5,542	$8,595
Right-of-use assets obtained in exchange for new operating leases	$45,237	$56,414

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
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of July 29, 2023, we operated 270 "Academy Sports + Outdoors" retail locations in 18 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended July 29, 2023 are not necessarily indicative of the results that will be realized for the fiscal year ending February 3, 2024 or any other period. The balance sheet as of January 28, 2023 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended July 30, 2022 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
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
The following tables show the pro forma effect to our consolidated financial statements as if the Company had remained on LIFO (amounts in thousands):

	Thirteen Weeks Ended July 29, 2023			Twenty-Six Weeks Ended July 29, 2023
	As Reported	Effect of Change	Pro Forma LIFO	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Statements of Income:
Cost of goods sold	$1,019,631	$4,060	$1,023,691	$1,936,125	$4,060	$1,940,185
Gross margin	563,446	(4,060)	559,386	1,030,561	(4,060)	1,026,501
Operating income	210,963	(4,060)	206,903	337,159	(4,060)	333,099
Income before income taxes	203,273	(4,060)	199,213	321,952	(4,060)	317,892
Income tax expense	46,198	(835)	45,363	70,907	(835)	70,072
Net income	157,075	(3,225)	153,850	251,045	(3,225)	247,820

Earnings per common share:
Basic	$2.06	$(0.04)	$2.02	$3.28	$(0.04)	$3.24
Diluted	$2.01	$(0.04)	$1.97	$3.19	$(0.04)	$3.15

	July 29, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Balance Sheet:
Merchandise inventories, net	$1,309,033	$(4,060)	$1,304,973
Total current assets	1,715,484	(4,060)	1,711,424
Total assets	4,675,416	(4,060)	4,671,356

Accrued expenses and other current liabilities	234,011	(12,226)	221,785
Total current liabilities	1,019,779	(12,226)	1,007,553

Deferred tax liabilities, net	260,909	11,391	272,300
Total liabilities	2,937,377	(835)	2,936,542

Retained earnings	1,500,502	(3,225)	1,497,277
Stockholders' equity	1,738,039	(3,225)	1,734,814
Total liabilities and stockholders' equity	4,675,416	(4,060)	4,671,356

	Twenty-Six Weeks Ended July 29, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Statements of Cash Flows:
Net income	$251,045	$(3,225)	$247,820
Deferred income taxes	1,866	11,391	13,257
LIFO charge	—	4,060	4,060
Income taxes payable	805	(12,226)	(11,421)
Net cash provided by operating activities	243,566	—	243,566
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

The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Shares repurchased	1,994,064	5,550,892	2,744,074	7,823,241
Aggregate amount paid (amounts in millions) (1)	$107.3	$200.1	$157.6	$288.6

(1) Includes estimated excise tax fees of $0.9 million and $1.2 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively.
As of July 29, 2023, we no longer had availability under the 2021 Share Repurchase Program, and we had approximately $143.0 million available for share repurchases pursuant to the 2022 Share Repurchase Program.
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
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the consolidated balance sheets, was $6.6 million, $9.0 million, and $9.1 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.
Recent Accounting Pronouncements
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 which extended the effectiveness of this guidance to December 31, 2024. The Company elected to utilize these optional expedients in connection with the amendments to our ABL Facility and Term Loan, which transitioned the facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on March 30, 2023 and August 1, 2023, respectively (see Note 4).

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Merchandise division sales (1)
Outdoors	$432,400	$492,757	$821,438	$950,559
Sports and recreation	389,607	400,291	733,183	754,383
Apparel	446,426	463,729	791,674	806,110
Footwear	308,032	322,558	604,323	625,686
Total merchandise sales (2)	1,576,465	1,679,335	2,950,618	3,136,738
Other sales (3)	6,612	7,580	16,068	17,907
Net Sales	$1,583,077	$1,686,915	$2,966,686	$3,154,645
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended July 30, 2022, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 9.4% and 8.8% of merchandise sales for the thirteen and twenty-six weeks ended July 29, 2023, respectively, and 10.0% and 9.8% for thirteen and twenty-six weeks ended July 30, 2022, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gift card liability, beginning balance	$78,112	$73,489	$90,650	$86,568
Issued	25,820	26,667	43,113	44,876
Redeemed	(28,076)	(29,367)	(56,791)	(59,645)
Recognized as breakage income	(1,106)	(830)	(2,222)	(1,840)
Gift card liability, ending balance	$74,750	$69,959	$74,750	$69,959

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	July 29, 2023	January 28, 2023	July 30, 2022
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	193,250	194,750	296,250
Notes, due November 2027	400,000	400,000	400,000
Total debt	593,250	594,750	696,250
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(1,196)	(1,340)	(2,244)
Less deferred loan costs (1)	(5,325)	(5,954)	(7,941)
Long-term debt, net	$583,729	$584,456	$683,065
(1) Deferred loan costs are related to the Term Loan and Notes.
As of July 29, 2023, January 28, 2023 and July 30, 2022, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $2.6 million, $3.2 million and $3.8 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $1.2 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively, and $0.6 million and $1.3 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. Total expenses related to accretion of original issuance discount was $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively, and $0.1 million and $0.2 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
Term Loan

We refer to the 2020 Term Loan and the Amendment collectively as the "Term Loan".
On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan"). On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein. Under the Amendment, the Term Loan bears interest, at Academy, Ltd.'s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 3.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse's "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of July 29, 2023, the weighted average interest rate was 8.94%, with interest payable monthly. The terms and conditions of the Amendment also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of July 29, 2023, no prepayment was due under the terms and conditions of the Term Loan.
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR. The transition of our Term Loan to Adjusted Term SOFR will become effective on August 1, 2023.
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of July 29, 2023, we had outstanding letters of credit of approximately $11.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving an available borrowing capacity under the ABL Facility of $988.4 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of July 29, 2023, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of July 29, 2023.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of July 29, 2023, January 28, 2023 and July 30, 2022, we held $145.7 million, $95.6 million and $321.4 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of July 29, 2023, January 28, 2023, and July 30, 2022 the estimated fair value of the Term Loan and Notes was $0.6 billion, $0.6 billion and $0.7 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	July 29, 2023	January 28, 2023	July 30, 2022
Leasehold improvements	$499,499	$484,930	$464,621
Equipment and software	659,693	641,387	616,402
Furniture and fixtures	364,423	360,099	344,102
Construction in progress	86,307	23,159	37,922
Land	3,698	3,698	3,698
Total property and equipment	1,613,620	1,513,273	1,466,745
Accumulated depreciation and amortization	(1,208,653)	(1,161,849)	(1,116,117)
Property and equipment, net	$404,967	$351,424	$350,628

Depreciation expense was $25.7 million and $52.0 million in the thirteen and twenty-six weeks ended July 29, 2023, respectively, and $26.3 million and $51.9 million in the thirteen and twenty-six weeks ended July 30, 2022, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	July 29, 2023	January 28, 2023	July 30, 2022
Accrued interest	$7,453	$7,015	$7,107
Accrued personnel costs	39,940	57,504	62,751
Accrued professional fees	2,328	3,943	1,179
Accrued sales and use tax	14,388	9,302	15,221
Accrued self-insurance	15,486	20,941	15,309
Deferred revenue - gift cards and other	78,095	92,603	73,995
Income taxes payable	2,184	6,195	6,382
Property taxes	37,639	15,921	37,413
Sales return allowance	6,300	6,100	7,100
Other	30,198	20,645	25,112
Accrued expenses and other current liabilities	$234,011	$240,169	$251,569

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of July 29, 2023, there were 4,284,231 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of July 29, 2023, there were 1,650,543 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $8.5 million and $19.9 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. Equity compensation was $6.2 million and $9.7 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of income.

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
The following table presents the assumptions and grant date fair values for Service Options granted in the twenty-six weeks ended July 29, 2023:

Expected life in years	6.0
Expected volatility	45.7% to 50.8%
Weighted-average volatility	47.8%
Risk-free interest rate	3.7% to 3.8%
Dividend yield	0.6%

The following table presents the Award grants during the twenty-six weeks ended July 29, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	233,122	340,848	221,775
Weighted average grant date fair value per Award	$27.88	$60.92	$58.62
Weighted average exercise price per Award	$58.84	N/A	N/A

The following table presents the unrecognized compensation cost as of July 29, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$13,988,004	$23,993,786	$10,444,964
Weighted average life remaining in years	2.4	2.3	2.4

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$157,075	$188,801	$251,045	$338,607

Weighted average common shares outstanding - basic	76,104	82,960	76,483	84,809
Dilutive effect of Service Restricted Stock Units	208	49	275	68
Dilutive effect of Performance Restricted Stock Units	167	90	174	94
Dilutive effect of Service Options	1,441	1,546	1,633	1,577
Dilutive effect of Performance Unit Options	117	201	134	206
Dilutive effect of ESPP Shares	54	60	36	38
Weighted average common shares outstanding - diluted	78,091	84,906	78,735	86,792

Earnings per common share - basic	$2.06	$2.28	$3.28	$3.99
Earnings per common share - diluted	$2.01	$2.22	$3.19	$3.90

Anti-dilutive stock-based awards excluded from diluted calculation	145	832	106	569

10. Commitments and Contingencies

Freight, Technology Related and Other Commitments
As of July 29, 2023, we have obligations under freight, technology-related, construction and other contractual commitments in the amount of $117.0 million. Of such commitments, approximately $88.1 million is payable in the next 12 months.

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

Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. On May 9, 2023, the U.S. Customs and Border Protection (the "CBP") notified us we owed additional duties relating to certain products that we imported from China that CBP believes are subject to certain anti-dumping and/or countervailing duties. We do not believe that these products are subject to such duties and are contesting CBP’s determination vigorously. While we contest CBP’s determination, we were required to deposit with CBP an amount of duties relating to these products, which are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet while this matter is pending. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows. However, the ultimate outcome of this matter cannot be determined at this time, and we cannot assure you that we will be successful in contesting CBP's determination or that we will not need to accrue or pay additional amounts in the future.
There have been no material developments during the fiscal quarter ended July 29, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of July 29, 2023, we have $16.3 million in related commitments through 2027, of which $5.1 million is payable in the next 12 months.

11. Subsequent Events
Our management evaluated events or transactions that occurred after July 29, 2023 through August 31, 2023, the issuance date of the consolidated financial statements, and identified the following matter to report:
On August 30, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended July 29, 2023, of $0.09 per share of the Company's common stock, payable on October 11, 2023, to stockholders of record as of the close of business on September 13, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and twenty-six weeks ended July 29, 2023 and our audited financial statements for the fiscal year ended January 28, 2023 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2023 second quarter," or similar reference refers to the thirteen week period ended July 29, 2023, and any reference to the "prior year quarter," "2022 second quarter" or similar reference refers to the thirteen week period ended July 30, 2022. Any reference in this Quarterly Report to "current year-to-date," "year-to-date 2023" or similar reference represents the twenty-six week period ended July 29, 2023, and any reference in this Quarterly Report to "prior year-to-date," "year-to-date 2022" or similar reference represents the twenty-six week period ended July 30, 2022. Unless otherwise specified, all comparisons regarding the current period of 2023 are made to the corresponding period of 2022.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of apparel, outdoors, sports and recreation and footwear (representing 28%, 27%, 25% and 20% of our 2023 second quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of July 29, 2023, we operated 270 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 18 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Beginning stores	268	259
Q1 new stores	1	1
Q2 new stores	1	1
Closed	—	—
Ending stores	270	261

Relocated stores	—	—

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
We experienced a decrease in comparable sales in the prior year, which continued with a decline of 7.4% for the year-to-date 2023. See the discussion on Net Sales below for some contributing factors to these changes.
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
Our broad assortment gives us an advantage over mass general merchants who typically do not carry the leading national brands sold at Academy. We have also continued to add private label brand products to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. A shift in our sales mix in which we sell more units of our private label brand products and fewer units of the national brand products would generally have a positive impact on our gross margin but an adverse impact on our total net sales. Furthermore, our softgoods merchandise divisions, which consist of apparel and footwear, have higher margins than our hardgoods merchandise divisions, which consist of outdoors and sports and recreation. A shift in sales mix toward softgoods would generally have a positive impact on gross margin and a shift in sales mix towards hardgoods would generally have a negative impact on gross margin. In recent years we have experienced higher sales related to the outdoors and sports and recreation merchandise divisions, as our customers turned to us for isolated recreation and outdoor and leisure activities during the pandemic. As our business has normalized, we have experienced a shift in our sales mix from the outdoors and sports and recreation merchandise divisions to the footwear and apparel merchandise divisions, which has generally had a positive impact on our gross margin rate.
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years, and we expect that it will continue to be a driver of growth in our net sales. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. We have recently improved our omnichannel capabilities by implementing several innovative features to enhance the customer shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipment notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2022. During the 2023 second quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales in the future as we execute our new store opening growth plans of 13 to 14 total new stores in 2023 and 120 to 140 total new stores over the five fiscal year period ending with 2027. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and during the 2023 second quarter we opened one new store. We expect most of our stores to achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.
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
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 20.8% in the prior year-to-date to 23.4% in the current year-to-date. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Pre-opening expenses represent non-capital expenditures associated with the opening of new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, and are expensed as incurred. As we execute our new store opening growth plans of 13 to 14 total new stores in 2023 and 120 to 140 total new stores over the five fiscal year period ending with 2027, we expect our pre-opening expenses to increase and result in a negative impact to SG&A as a percentage of sales. The following table summarizes our pre-opening expense activity for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Number of new stores opened	1	1	2	2
Pre-opening expenses (in millions)	$2.3	$1.9	$3.9	$2.8
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In December of 2022, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan (see Note 4 to the accompanying financial statements), however, during the year-to-date 2022 and 2023, the Federal Reserve increased the federal funds benchmark rate, which resulted in increased interest rates on our Term Loan and led to higher interest expense in the year-to-date 2023 relative to the year-to-date 2022.
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

Results of Operations

Thirteen Weeks Ended July 29, 2023 Compared to Thirteen Weeks Ended July 30, 2022
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	July 29, 2023		July 30, 2022		Dollars	Percent
Net sales	$1,583,077	100.0%	$1,686,915	100.0%	$(103,838)	(6.2)%
Cost of goods sold	1,019,631	64.4%	1,090,852	64.7%	(71,221)	(6.5)%
Gross margin	563,446	35.6%	596,063	35.3%	(32,617)	(5.5)%
Selling, general and administrative expenses	352,483	22.3%	339,329	20.1%	13,154	3.9%
Operating income	210,963	13.3%	256,734	15.2%	(45,771)	(17.8)%
Interest expense, net	11,313	0.7%	11,157	0.7%	156	1.4%
Other (income), net	(3,623)	(0.2)%	(1,441)	(0.1)%	(2,182)	151.4%
Income before income taxes	203,273	12.8%	247,018	14.6%	(43,745)	(17.7)%
Income tax expense	46,198	2.9%	58,217	3.5%	(12,019)	(20.6)%
Net income	$157,075	9.9%	$188,801	11.2%	$(31,726)	(16.8)%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $103.8 million, or 6.2%, in the 2023 second quarter over the prior year second quarter as a result of decreased comparable sales of 7.5%, which were partially offset by additional net sales generated by new locations. As of the end of the 2023 second quarter, we operated nine additional stores as compared to the end of the 2022 second quarter, and we had the full benefit of one store opened during the 2022 second quarter. Collectively, these stores accounted for a $24.2 million increase in net sales for the 2023 second quarter.
The decrease of 7.5% in comparable sales was driven by lower sales across all merchandise divisions as a result of a decrease in transactions of 8.3%, partially offset by an increase in average ticket of 0.8%. The outdoors merchandise division sales declines were primarily as a result of a decrease in the hunting category, driven by decreases in firearms and ammunition sales over the prior year second quarter. The apparel merchandise division sales decreased due to lower sales in athletic and outdoor apparel, partially offset by increased sales in licensed apparel. The footwear merchandise division sales decreased due to lower sales in athletic footwear and team sports footwear categories, which were partially offset by increased sales in the casual footwear category. The decline in the sports and recreation merchandise division sales was primarily driven by decreased sales in water sports, fitness equipment, and bikes, partially offset by sales increases in team sports, including golf and racquet sports and baseball.
E-commerce net sales represented 9.4% of merchandise sales for the 2023 second quarter compared to 10.0% for the prior year second quarter.
Gross Margin. Gross margin decreased $32.6 million, or 5.5%, to $563.4 million in the 2023 second quarter from $596.1 million in the 2022 second quarter. As a percentage of net sales, gross margin increased 0.3% from 35.3% in the 2022 second quarter to 35.6% in the 2023 second quarter. The increase of 30 basis points in gross margin is primarily attributable to:
•88 basis points of favorability in import and domestic freight due to lower freight costs per unit; partially offset by
•37 basis points of unfavorability as a result of increased shrink; and
•21 basis points of unfavorability in merchandise margin as a result of increased promotional activity compared to the 2022 second quarter.

Selling, General and Administrative Expenses. SG&A expenses increased $13.2 million, or 3.9%, to $352.5 million in the 2023 second quarter as compared to $339.3 million in the 2022 second quarter. As a percentage of net sales, SG&A expenses increased 2.2% to 22.3% in the 2023 second quarter compared to 20.1% in the 2022 second quarter. The increase of 220 basis points in SG&A is primarily attributable to deleverage from decreased sales. SG&A costs also increased $13.2 million primarily as a result of:
•Employee compensation costs increased $8.2 million, primarily due to increased equity compensation and increased wages expense over the prior year, partially attributable to the addition of nine new stores since the end of the second quarter of prior year; and
•Property and facility fees increase of $6.0 million primarily due to the addition of new stores.
Interest Expense. Interest expense increased $0.2 million, or 1.4%, in the 2023 second quarter when compared with the 2022 second quarter, resulting from increased interest rates on our Term Loan, which were partially offset by a lower outstanding balance on our long-term debt as a result of a voluntary prepayment of $100.0 million in December 2022.

Other (Income), net. Other (income), net, increased $2.2 million in the 2023 second quarter when compared with the 2022 second quarter, primarily driven by higher interest rates on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $12.0 million to $46.2 million for the 2023 second quarter as compared to $58.2 million in the 2022 second quarter, resulting primarily from a decrease in pre-tax income.

Twenty-Six Weeks Ended July 29, 2023 Compared to Twenty-Six Weeks Ended July 30, 2022
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Twenty-Six Weeks Ended				Change
	July 29, 2023		July 30, 2022		Dollars	Percent
Net sales	$2,966,686	100.0%	$3,154,645	100.0%	$(187,959)	(6.0)%
Cost of goods sold	1,936,125	65.3%	2,037,158	64.6%	(101,033)	(5.0)%
Gross margin	1,030,561	34.7%	1,117,487	35.4%	(86,926)	(7.8)%
Selling, general and administrative expenses	693,402	23.4%	655,260	20.8%	38,142	5.8%
Operating income	337,159	11.4%	462,227	14.7%	(125,068)	(27.1)%
Interest expense, net	22,543	0.8%	22,077	0.7%	466	2.1%
Other (income), net	(7,336)	(0.2)%	(2,138)	(0.1)%	(5,198)	243.1%
Income before income taxes	321,952	10.9%	442,288	14.0%	(120,336)	(27.2)%
Income tax expense	70,907	2.4%	103,681	3.3%	(32,774)	(31.6)%
Net income	$251,045	8.5%	$338,607	10.7%	$(87,562)	(25.9)%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $188.0 million, or 6.0%, for the year-to-date 2023 compared to the year-to-date 2022 as a result of decreased comparable sales of 7.4%, which were partially offset by increased sales generated from new locations. As of the end of the 2023 second quarter, we operated nine additional stores as compared to the end of the 2022 second quarter, and we had the full benefit of two stores opened during the year-to-date 2022. Collectively, these stores accounted for a $47.1 million increase in net sales for the year-to-date 2023.

The decrease of 7.4% in comparable sales was driven by lower sales across all merchandise divisions as a result of a decrease in transactions of 7.6%, while the average ticket remained relatively flat. The outdoors merchandise division sales declines were primarily as a result of the hunting category driven by decreases in firearms and ammunition sales over the prior year-to-date. The sports and recreation merchandise division decrease was a result of decreased sales in water sports, fitness equipment, bikes and outdoor games, partially offset by sales increases in team sports, including baseball, golf and racquet sports. The footwear merchandise division sales decreased due to lower sales in athletic footwear, partially offset by increased sales in casual and seasonal footwear. The apparel merchandise division sales decreased due to lower sales in athletic and outdoor apparel, partially offset by increased sales in licensed apparel.
E-commerce net sales represented 8.8% of merchandise sales in the year-to-date 2023 compared to 9.8% in the year-to-date 2022.
Gross Margin. Gross margin decreased $86.9 million, or 7.8%, to $1,030.6 million for the year-to-date 2023 from $1,117.5 million for the year-to-date 2022. As a percentage of net sales, gross margin decreased 0.7% from 35.4% in the year-to-date 2022 to 34.7% in the year-to-date 2023. The decrease of 70 basis points in gross margin is primarily attributable to:
•62 basis points of unfavorability in merchandise margin as a result of increased clearance and promotional activity compared to the 2022 year-to-date;
•55 basis points of unfavorability as a result of increased inventory shrink; and
•43 basis points of unfavorability in inventory overhead expenditures as a result of higher absorption rates from lower inventory turnover rates; partially offset by
•90 basis points of favorability in import and domestic freight due to lower freight costs per unit.

Selling, General and Administrative Expenses. SG&A expenses increased $38.1 million, or 5.8%, to $693.4 million for the year-to-date 2023 from $655.3 million for the year-to-date 2022. As a percentage of net sales, SG&A expenses increased 2.6% to 23.4% in the year-to-date 2023 compared to 20.8% in the year-to-date 2022. The increase of 260 basis points is primarily attributable to deleverage from decreased sales. SG&A costs also increased $38.1 million primarily as a result of:
•Employee compensation costs increased $20.2 million primarily due to increased equity compensation and an increased wages expense over the prior year, partially attributable to the addition of nine new stores since the end of the prior year second quarter;
•Property and facility fees increase of $10.3 million primarily due to the addition of new stores; and
•Advertising spend increase of $5.5 million.

Interest Expense. Interest expense increased $0.5 million, or 2.1%, for the year-to-date 2023 when compared to the year-to-date 2022, resulting from an increase in interest rates on our Term Loan, which were partially offset by a lower outstanding balance on our long-term debt as a result of a voluntary prepayment of $100.0 million in December 2022.

Other (Income), net. Other income, net, increased $5.2 million in the year-to-date 2023 when compared to the year-to-date 2022 due to higher interest rates on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $32.8 million to $70.9 million for the year-to-date 2023 as compared to $103.7 million for the year-to-date 2022, resulting primarily from a decrease in pre-tax income.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$157,075	$188,801	$251,045	$338,607
Interest expense, net	11,313	11,157	22,543	22,077
Income tax expense	46,198	58,217	70,907	103,681
Depreciation and amortization	25,760	26,274	52,021	51,852
Equity compensation (a)	8,501	6,158	19,883	9,657
Adjusted EBITDA (b)	$248,847	$290,607	$416,399	$525,874
Less: Depreciation and amortization	(25,760)	(26,274)	(52,021)	(51,852)
Adjusted EBIT (b)	$223,087	$264,333	$364,378	$474,022

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computations of Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA and Adjusted EBIT for the thirteen and twenty-six weeks ended July 30, 2022 have been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$157,075	$188,801	$251,045	$338,607
Equity compensation (a)	8,501	6,158	19,883	9,657
Tax effects of these adjustments (b)	(2,008)	(1,449)	(4,378)	(2,265)
Adjusted Net Income (c)	$163,568	$193,510	$266,550	$345,999

Earnings per common share:
Basic	$2.06	$2.28	$3.28	$3.99
Diluted	$2.01	$2.22	$3.19	$3.90
Adjusted Earnings per Share:
Basic	$2.15	$2.33	$3.49	$4.08
Diluted	$2.09	$2.28	$3.39	$3.99
Weighted average common shares outstanding:
Basic	76,104	82,960	76,483	84,809
Diluted	78,091	84,906	78,735	86,792

(a)	Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(b)
For the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

(c)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computation of Adjusted Net Income. Adjusted Net Income for the thirteen and twenty-six weeks ended July 30, 2022 has been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$191,431	$161,309	$243,566	$258,406
Net cash used in investing activities	(67,299)	(30,822)	(107,846)	(48,134)
Adjusted Free Cash Flow	$124,132	$130,487	$135,720	$210,272

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On July 29, 2023, our cash and cash equivalents totaled $311.3 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt
As of July 29, 2023, the Company's long-term debt and interest rates consist of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.94% variable rate term-loan with $193.3 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing November 6, 2025.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2023	2024	2025	2026	2027	Total
Term Loan and related interest (1)	$10,387	$19,445	$17,108	$16,238	$193,475	$256,653
Notes and related interest (2)	12,000	24,000	24,000	24,000	424,000	508,000
ABL Facility and related interest (3)	1,291	2,500	1,909	—	—	5,700

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$985,447	$954,516

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	July 29, 2023	January 28, 2023	July 30, 2022
Outstanding borrowings	$—	$—	$—
Issued letters of credit	11,553	13,878	19,728
Available borrowing capacity	988,447	947,764	980,272

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2023 and 2043. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at July 29, 2023. The following table summarizes our remaining operating lease obligations by fiscal year:

	2023	2024	2025	2026	2027	After 2027	Total
Operating lease payments (1) (2)	$108,183	$213,090	$206,870	$198,820	$185,025	$959,748	$1,871,736

(1) Minimum lease payments have not been reduced by sublease rentals of $0.3 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of July 29, 2023.

In the twenty-six weeks ended July 29, 2023, we opened two new locations and we intend to open 13 to 14 total new locations in 2023.
Share Repurchases
On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of July 29, 2023, we had approximately $143.0 million available for share repurchases pursuant to the 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements).
The following table summarizes our share repurchases for the 2023 second quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (January 29, 2023 to April 29, 2023)	750,010	$66.69	$50,015
Second Quarter (April 30, 2023 to July 29, 2023) (2)	1,994,064	53.37	106,432
Total Shares Repurchased	2,744,074	$57.01	$156,447

(1) Excludes the impact of excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2023 second quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2023 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 29, 2023 to April 29, 2023)	$0.09	$6,929	March 23, 2023
Second Quarter (April 30, 2023 to July 29, 2023)	0.09	6,896	June 15, 2023
Total Dividends Paid		$13,825
On August 30, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended July 29, 2023, of $0.09 per share of the Company's common stock, payable on October 11, 2023, to stockholders of record as of the close of business on September 13, 2023.

Capital Expenditures
The following table summarizes our capital expenditures for the twenty-six weeks ended July 29, 2023 and July 30, 2022 (amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
New stores	$53,793	$16,151
Corporate, e-commerce and information technology programs	34,435	21,288
Updates for existing stores and distribution centers	21,531	10,611
Total capital expenditures	$109,759	$48,050

We expect capital expenditures for fiscal year 2023 to be between $200 million and $250 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2023:

2023
New stores	55%
Corporate, e-commerce and information technology programs	20%
Updates for existing stores and distribution centers	25%

We review forecasted capital expenditures throughout the year and will adjust or our capital expenditures based on business conditions at that time.

Cash Flows for the Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$243,566	$258,406
Net cash used in investing activities	(107,846)	(48,134)
Net cash used in financing activities	(161,529)	(296,413)
Net decrease in cash and cash equivalents	$(25,809)	$(86,141)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2023 decreased $14.8 million, compared to year-to-date 2022. This decrease in cash was attributable to:
•$87.6 million decrease in net income; and
•$5.2 million net decrease in non-cash charges; partially offset by a
•$78.0 million net increase in cash flows provided by operating assets and liabilities.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$107.2 million increase in cash flows from merchandise inventories, net related to a reduction in inventory replenishment in the year-to-date 2023 when compared to the prior year period; partially offset by a
•$44.0 million decrease in cash flows from accounts payable due to decreased inventory receipts relative to the prior year second quarter.

Investing Activities. Cash used in investing activities increased $59.7 million in the year-to-date 2023 compared to the year-to-date 2022. The increase in cash used in investing activities is primarily due to:
•$61.7 million higher capital expenditures, primarily driven by increased investments in new stores in the year-to-date 2023.

Financing Activities. Cash used in financing activities decreased $134.9 million in the year-to-date 2023, compared to the year-to-date 2022. The primary drivers of the decrease were:
•$132.2 million decrease in cash outflows caused by a reduction in repurchases and simultaneous retirement of common stock in the current year.

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

Changes in Internal Control over Financial Reporting
We rely extensively on information systems to manage our business and report operating results. During the 2023 second quarter, we completed the implementation of our new Enterprise Resource Planning ("ERP") system, which resulted in considerable changes to our processes and control environment, including modifications to existing applications and reports. The new ERP replaced our legacy system, in which our business transactions are processed and recorded. The new ERP is intended to facilitate transactional processing and enhance management tools and is expected to improve internal controls over financial reporting.
Except for the implementation of the new ERP system, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. On May 9, 2023, the U.S. Customs and Border Protection (the "CBP") notified us we owed additional duties relating to certain products that we imported from China that CBP believes are subject to certain anti-dumping and/or countervailing duties. We do not believe that these products are subject to such duties and are contesting CBP’s determination vigorously. While we contest CBP’s determination, we were required to deposit with CBP an amount of duties relating to these products, which are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet while this matter is pending. We do not believe this matter will have a material adverse effect on our financial position, results of operations or cash flows. However, the ultimate outcome of this matter cannot be determined at this time, and we cannot assure you that we will be successful in contesting CBP's determination or that we will not need to accrue or pay additional amounts in the future.
There have been no material developments during the fiscal quarter ended July 29, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2023 second quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
April 30, 2023 to May 27, 2023	—	$—	—	$249,411,584
May 28, 2023 to July 1, 2023	792,853	$50.56	792,853	$209,337,708
July 2, 2023 to July 29, 2023	1,201,211	$55.23	1,201,211	$143,020,911
Total	1,994,064	$53.37	1,994,064	$143,020,911
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee tax withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of excise taxes.
(c) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of July 29, 2023, approximately $143.0 million remained available for share repurchases pursuant to our 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
In the second quarter of fiscal 2023, the following trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that are required to be disclosed under Item 408 of Regulation S-K were adopted or terminated:

Name	Title	Date Plan Adopted/Terminated	Duration of Plan	Common Shares to be Purchased or Sold	Comments
Jeff C. Tweedy	Director	Adopted June 29, 2023	September 27, 2023 through June 26, 2024	Sell up to 2,130 common shares, subject to certain conditions set forth in the trading plan.	None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2022).
10.1*	Conforming Changes Amendment to the Credit Agreement, dated May 17, 2023, which amends that certain Second Amended and Restated Credit Agreement, dated November 6, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and Credit Suisse AG, Cayman Island Branch, as the Administrative Agent and the Collateral Agent and the several other parties named therein.
10.2†*	Form of Q2 2023 Executive Performance-Based Restricted Stock Unit Agreement.
10.3†*	Form of Q2 2023 Executive Time-Based Restricted Stock Unit Agreement.
10.4†*	Form of Q2 2023 Executive Time-Based Option Agreement.
10.5†	Form of Q1 2023 CEO Performance-Based Restricted Stock Unit Agreement.
10.6†	Form of Q1 2023 CEO Time-Based Restricted Stock Unit Agreement.
10.7†	Form of Q1 2023 CEO Time-Based Option Agreement.
10.8†	Earl Carlton (Carl) Ford, IV Employment Agreement, dated July 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2023).
10.9†*	Non-Employee Director Compensation Policy.
10.10†	2020 Omnibus Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 31, 2023 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	HEATHER A. DAVIS
Heather A. Davis
Senior Vice President - Accounting, Treasury and Tax
(principal accounting officer and authorized signatory)