Form 10-Q
period 2023-10-28
Academy Sports & Outdoors, Inc.
filed 2023-11-30
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2023
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

As of November 22, 2023, Academy Sports and Outdoors, Inc. had 74,151,384 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,827	$337,145	$318,167
Accounts receivable - less allowance for doubtful accounts of $3,102, $2,004 and $1,449, respectively	17,706	16,503	15,998
Merchandise inventories, net	1,492,219	1,283,517	1,495,464
Prepaid expenses and other current assets	110,823	47,747	44,241
Assets held for sale	—	1,763	1,763
Total current assets	1,895,575	1,686,675	1,875,633

PROPERTY AND EQUIPMENT, NET	429,648	351,424	354,014
RIGHT-OF-USE ASSETS	1,126,825	1,100,085	1,100,522
TRADE NAME	578,071	577,716	577,571
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	29,231	17,619	12,804
Total assets	$4,921,270	$4,595,439	$4,782,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$820,428	$686,472	$840,585
Accrued expenses and other current liabilities	232,046	240,169	259,179
Current lease liabilities	117,141	109,075	88,447
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,172,615	1,038,716	1,191,211

LONG-TERM DEBT, NET	583,364	584,456	682,803
LONG-TERM LEASE LIABILITIES	1,095,812	1,072,192	1,093,909
DEFERRED TAX LIABILITIES, NET	264,565	259,043	242,843
OTHER LONG-TERM LIABILITIES	11,827	12,726	12,779
Total liabilities	3,128,183	2,967,133	3,223,545

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 74,143,759; 76,711,720 and 77,959,530 issued and outstanding as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.	741	767	779
Additional paid-in capital	239,447	216,209	203,734
Retained earnings	1,552,899	1,411,330	1,354,406
Stockholders' equity	1,793,087	1,628,306	1,558,919
Total liabilities and stockholders' equity	$4,921,270	$4,595,439	$4,782,464

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
NET SALES	$1,397,777	$1,493,925	$4,364,463	$4,648,570
COST OF GOODS SOLD	915,136	971,454	2,851,261	3,008,612
GROSS MARGIN	482,641	522,471	1,513,202	1,639,958

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	345,910	342,949	1,039,312	998,209
OPERATING INCOME	136,731	179,522	473,890	641,749

INTEREST EXPENSE, NET	10,930	12,163	33,473	34,240
OTHER (INCOME), NET	(4,146)	(2,538)	(11,482)	(4,676)
INCOME BEFORE INCOME TAXES	129,947	169,897	451,899	612,185

INCOME TAX EXPENSE	29,969	38,156	100,876	141,837
NET INCOME	$99,978	$131,741	$351,023	$470,348

EARNINGS PER COMMON SHARE:
BASIC	$1.34	$1.67	$4.63	$5.67
DILUTED	$1.31	$1.62	$4.51	$5.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	74,461	79,085	75,809	82,901
DILUTED	76,057	81,379	77,893	84,910

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	93,970	93,970
Equity compensation	—	—	11,382	—	11,382
Repurchase of common stock for retirement	(750)	(8)	(2,450)	(47,806)	(50,264)
Settlement of vested Restricted Stock Units, net of shares withheld	93	1	(2,470)	—	(2,469)
Stock option exercises, net of shares withheld	385	4	6,962	—	6,966
Cash dividends declared, $0.09 per share	—	—	—	(6,929)	(6,929)
Balances as of April 29, 2023	76,440	$764	$229,633	$1,450,565	$1,680,962
Net income	—	—	—	157,075	157,075
Equity compensation	—	—	8,501	—	8,501
Repurchase of common stock for retirement	(1,994)	(20)	(7,087)	(100,242)	(107,349)
Settlement of vested Restricted Stock Units, net of shares withheld	41	0	(268)	—	(268)
Issuance of common stock under employee stock purchase plan	67	1	2,886	—	2,887
Stock option exercises, net of shares withheld	292	3	3,124	—	3,127
Cash dividends declared, $0.09 per share	—	—	—	(6,896)	(6,896)
Balances as of July 29, 2023	74,846	$748	$236,789	$1,500,502	$1,738,039
Net income	—	—	—	99,978	99,978
Equity compensation	—	—	6,245	—	6,245
Repurchase of common stock for retirement	(864)	(9)	(3,038)	(40,863)	(43,910)
Settlement of vested Restricted Stock Units, net of shares withheld	53	1	(1,606)	—	(1,605)
Stock option exercises, net of shares withheld	109	1	1,057	—	1,058
Cash dividends declared, $0.09 per share	—	—	—	(6,718)	(6,718)
Balances as of October 28, 2023	74,144	$741	$239,447	$1,552,899	$1,793,087

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$1,466,946
Net income	—	—	—	149,806	149,806
Equity compensation	—	—	3,499	—	3,499
Repurchase of common stock for retirement	(2,272)	(23)	(5,247)	(83,231)	(88,501)
Settlement of vested Restricted Stock Units	63	1	(1)	—	—
Stock option exercises	201	2	3,292	—	3,294
Cash dividends declared, $0.075 per share	—	—	—	(6,536)	(6,536)
Balances as of April 30, 2022	85,071	$850	$199,559	$1,328,099	$1,528,508
Net income	—	—	—	188,801	188,801
Equity compensation	—	—	6,158	—	6,158
Repurchase of common stock for retirement	(5,551)	(55)	(13,391)	(186,665)	(200,111)
Settlement of vested Restricted Stock Units	29	0	(0)	—	—
Issuance of common stock under employee stock purchase plan	93	1	2,796	—	2,797
Stock option exercises	83	1	1,388	—	1,389
Cash dividends declared, $0.075 per share	—	—	—	(6,271)	(6,271)
Balances as of July 30, 2022	79,725	$797	$196,510	$1,323,964	$1,521,271
Net income	—	—	—	131,741	131,741
Equity compensation	—	—	5,829	—	5,829
Repurchase of common stock for retirement	(2,176)	(22)	(5,477)	(95,325)	(100,824)
Settlement of vested Restricted Stock Units	3	0	(0)	—	—
Stock option exercises	408	4	6,872	—	6,876
Cash dividends declared, $0.075 per share	—	—	—	(5,974)	(5,974)
Balances as of October 29, 2022	77,960	$779	$203,734	$1,354,406	$1,558,919

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351,023	$470,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,394	78,852
Non-cash lease expense	4,945	635
Equity compensation	26,128	15,486
Amortization of deferred loan and other costs	2,019	2,328
Deferred income taxes	5,522	25,631
Gain on disposal of property and equipment	(363)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,203)	3,720
Merchandise inventories, net	(208,702)	(323,656)
Prepaid expenses and other current assets	(59,234)	798
Other noncurrent assets	(12,471)	(8,987)
Accounts payable	128,301	95,183
Accrued expenses and other current liabilities	(5,508)	(39,196)
Income taxes payable	(7,910)	(12,332)
Other long-term liabilities	(899)	359
Net cash provided by operating activities	301,042	309,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(151,963)	(79,454)
Purchases of intangible assets	(354)	(357)
Proceeds from the sale of property and equipment	2,126	—
Net cash used in investing activities	(150,191)	(79,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(2,250)	(2,250)
Proceeds from exercise of stock options	13,444	11,559
Proceeds from issuance of common stock under employee stock purchase program	2,887	2,797
Taxes paid related to net share settlement of equity awards	(6,635)	(1,078)
Repurchase of common stock for retirement	(200,072)	(389,436)
Dividends paid	(20,543)	(18,781)
Net cash used in financing activities	(213,169)	(397,189)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,318)	(167,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,145	485,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,827	$318,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,785	$25,362
Cash paid for income taxes	$105,833	$129,588

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$15,391	$7,576
Right-of-use assets obtained in exchange for new operating leases	$110,450	$94,845
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
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of October 28, 2023, we operated 275 "Academy Sports + Outdoors" retail locations in 18 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023, as filed with the Securities and Exchange Commission on March 16, 2023 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2023 are not necessarily indicative of the results that will be realized for the fiscal year ending February 3, 2024 or any other period. The balance sheet as of January 28, 2023 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 29, 2022 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
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
The following tables show the pro forma effect to our consolidated financial statements as if the Company had remained on LIFO (amounts in thousands):

	Thirteen Weeks Ended October 28, 2023			Thirty-Nine Weeks Ended October 28, 2023
	As Reported	Effect of Change	Pro Forma LIFO	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Statements of Income:
Cost of goods sold	$915,136	$383	$915,519	$2,851,261	$4,443	$2,855,704
Gross margin	482,641	(383)	482,258	1,513,202	(4,443)	1,508,759
Operating income	136,731	(383)	136,348	473,890	(4,443)	469,447
Income before income taxes	129,947	(383)	129,564	451,899	(4,443)	447,456
Income tax expense	29,969	(98)	29,871	100,876	(933)	99,943
Net income	99,978	(285)	99,693	351,023	(3,510)	347,513

Earnings per common share:
Basic	$1.34	$(0.00)	$1.34	$4.63	$(0.05)	$4.58
Diluted	$1.31	$(0.00)	$1.31	$4.51	$(0.05)	$4.46

	October 28, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Balance Sheet:
Merchandise inventories, net	$1,492,219	$(4,443)	$1,487,776
Total current assets	1,895,575	(4,443)	1,891,132
Total assets	4,921,270	(4,443)	4,916,827

Accrued expenses and other current liabilities	232,046	(18,733)	213,313
Total current liabilities	1,172,615	(18,733)	1,153,882

Deferred tax liabilities, net	264,565	17,800	282,365
Total liabilities	3,128,183	(933)	3,127,250

Retained earnings	1,552,899	(3,510)	1,549,389
Stockholders' equity	1,793,087	(3,510)	1,789,577
Total liabilities and stockholders' equity	4,921,270	(4,443)	4,916,827

	Thirty-Nine Weeks Ended October 28, 2023
	As Reported	Effect of Change	Pro Forma LIFO
Consolidated Statements of Cash Flows:
Net income	$351,023	$(3,510)	$347,513
Deferred income taxes	5,522	17,800	23,322
LIFO charge	—	4,443	4,443
Income taxes payable	(7,910)	(18,733)	(26,643)
Net cash provided by operating activities	301,042	—	301,042
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

The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares repurchased	863,631	2,176,463	3,607,705	9,999,704
Aggregate amount paid (amounts in millions) (1)	$43.9	$100.8	$201.5	$389.4

(1) Includes estimated excise tax fees of $0.3 million and $1.5 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively.
As of October 28, 2023, we no longer had availability under the 2021 Share Repurchase Program, and we had $99.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program.
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
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the consolidated balance sheets, was $6.9 million, $9.0 million and $6.8 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Merchandise division sales (1)
Outdoors	$440,330	$472,961	$1,261,700	$1,423,496
Sports and recreation	266,870	274,315	1,000,154	1,028,786
Apparel	373,991	401,891	1,165,663	1,207,979
Footwear	308,785	336,297	913,077	961,940
Total merchandise sales (2)	1,389,976	1,485,464	4,340,594	4,622,201
Other sales (3)	7,801	8,461	23,869	26,369
Net Sales	$1,397,777	$1,493,925	$4,364,463	$4,648,570
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 29, 2022, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed (see Note 2).
(2) E-commerce sales consisted of 9.4% and 9.0% of merchandise sales for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, and 9.5% and 9.7% for thirteen and thirty-nine weeks ended October 29, 2022, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gift card liability, beginning balance	$74,750	$69,959	$90,650	$86,568
Issued	18,855	18,288	61,968	63,164
Redeemed	(20,835)	(21,023)	(77,626)	(80,668)
Recognized as breakage income	(921)	(680)	(3,143)	(2,520)
Gift card liability, ending balance	$71,849	$66,544	$71,849	$66,544

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	October 28, 2023	January 28, 2023	October 29, 2022
ABL Facility, due November 2025	$—	$—	$—
Term Loan, due November 2027	192,500	194,750	295,500
Notes, due November 2027	400,000	400,000	400,000
Total debt	592,500	594,750	695,500
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(1,124)	(1,340)	(2,135)
Less deferred loan costs (1)	(5,012)	(5,954)	(7,562)
Long-term debt, net	$583,364	$584,456	$682,803
(1) Deferred loan costs are related to the Term Loan and Notes.
As of October 28, 2023, January 28, 2023 and October 29, 2022, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $2.3 million, $3.2 million and $3.5 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $1.8 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, and $0.7 million and $2.0 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. Total expenses related to accretion of original issuance discount was $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively, and $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
Term Loan

We refer to the 2020 Term Loan and the Amendment collectively as the "Term Loan".
On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the "2020 Term Loan"). On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein. Under the Amendment, the Term Loan bore interest, at Academy, Ltd.'s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 3.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse's "prime rate", or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%.
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR (as defined in the Conforming Changes Amendment to the Second Amended and Restated Credit Agreement). The transition of our Term Loan to Adjusted Term SOFR became effective on August 1, 2023. Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. "prime rate" announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of October 28, 2023, the weighted average interest rate was 9.18%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. The terms and conditions of the Term Loan also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of October 28, 2023, no prepayment was due under the terms and conditions of the Term Loan.
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of October 28, 2023, we had outstanding letters of credit of approximately $11.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving an available borrowing capacity under the ABL Facility of $988.4 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of October 28, 2023, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of October 28, 2023.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of October 28, 2023, January 28, 2023 and October 29, 2022, we held $224.0 million, $95.6 million and $264.7 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of October 28, 2023, January 28, 2023, and October 29, 2022 the estimated fair value of the Term Loan and Notes was $0.6 billion, $0.6 billion and $0.7 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	October 28, 2023	January 28, 2023	October 29, 2022
Leasehold improvements	$542,698	$484,930	$476,670
Equipment and software	671,939	641,387	624,915
Furniture and fixtures	383,507	360,099	352,501
Construction in progress	63,563	23,159	37,267
Land	3,698	3,698	3,698
Total property and equipment	1,665,405	1,513,273	1,495,051
Accumulated depreciation and amortization	(1,235,757)	(1,161,849)	(1,141,037)
Property and equipment, net	$429,648	$351,424	$354,014

Depreciation expense was $27.4 million and $79.4 million in the thirteen and thirty-nine weeks ended October 28, 2023, respectively, and $27.0 million and $78.9 million in the thirteen and thirty-nine weeks ended October 29, 2022, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	October 28, 2023	January 28, 2023	October 29, 2022
Accrued interest	$13,395	$7,015	$13,340
Accrued personnel costs	33,014	57,504	57,979
Accrued professional fees	1,417	3,943	1,762
Accrued sales and use tax	17,441	9,302	15,025
Accrued self-insurance	15,694	20,941	15,677
Deferred revenue - gift cards and other	74,171	92,603	69,727
Income taxes payable	2,128	6,195	5,848
Property taxes	48,160	15,921	46,806
Sales return allowance	5,200	6,100	6,100
Other	21,426	20,645	26,915
Accrued expenses and other current liabilities	$232,046	$240,169	$259,179

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of October 28, 2023, there were 4,256,743 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of October 28, 2023, there were 1,650,543 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $6.2 million and $26.1 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. Equity compensation expense was $5.8 million and $15.5 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of income.

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
The following table presents the assumptions and grant date fair values for Service Options granted in the thirty-nine weeks ended October 28, 2023:

Expected life in years	6.0
Expected volatility	45.7% to 50.8%
Weighted-average volatility	47.9%
Risk-free interest rate	3.7% to 4.4%
Dividend yield	0.6%

The following table presents the Award grants during the thirty-nine weeks ended October 28, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	252,798	361,008	241,229
Weighted average grant date fair value per Award	$27.69	$60.32	$58.03
Weighted average exercise price per Award	$58.26	N/A	N/A

The following table presents the unrecognized compensation cost as of October 28, 2023:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$12,716,241	$21,479,241	$10,017,247
Weighted average life remaining in years	2.2	2.2	2.2

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$99,978	$131,741	$351,023	$470,348

Weighted average common shares outstanding - basic	74,461	79,085	75,809	82,901
Dilutive effect of Service Restricted Stock Units	177	144	301	123
Dilutive effect of Performance Restricted Stock Units	155	105	159	96
Dilutive effect of Service Options	1,176	1,840	1,478	1,581
Dilutive effect of Performance Unit Options	88	205	119	209
Dilutive effect of ESPP Shares	—	—	27	—
Weighted average common shares outstanding - diluted	76,057	81,379	77,893	84,910

Earnings per common share - basic	$1.34	$1.67	$4.63	$5.67
Earnings per common share - diluted	$1.31	$1.62	$4.51	$5.54

Anti-dilutive stock-based awards excluded from diluted calculation	253	7	135	59

10. Commitments and Contingencies

Technology Related and Other Commitments
As of October 28, 2023, we have obligations under technology-related, construction and other contractual commitments in the amount of $68.4 million. Of such commitments, approximately $36.4 million is payable in the next 12 months.

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
There have been no material developments during the fiscal quarter ended October 28, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of October 28, 2023, we have $13.8 million in related commitments through 2027, of which $5.1 million is payable in the next 12 months.

11. Subsequent Events
Our management evaluated events or transactions that occurred after October 28, 2023 through November 30, 2023, the issuance date of the consolidated financial statements, and identified the following matters to report:
On November 29, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended October 28, 2023, of $0.09 per share of the Company's common stock, payable on January 10, 2024, to stockholders of record as of the close of business on December 13, 2023.
On November 29, 2023, the Company's Board of Directors authorized a new share repurchase program under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026 (the "2023 Share Repurchase Program"). Under the 2023 Share Repurchase Program repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or a non-discretionary trading plan, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2023 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2023 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The total availability under the 2023 Share Repurchase Program and the 2022 Share Repurchase Program is $699.4 million.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended October 28, 2023 and our audited financial statements for the fiscal year ended January 28, 2023 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2023 third quarter," or similar reference refers to the thirteen week period ended October 28, 2023, and any reference to the "prior year quarter," "2022 third quarter" or similar reference refers to the thirteen week period ended October 29, 2022. Any reference in this Quarterly Report to "current year-to-date," "year-to-date 2023" or similar reference represents the thirty-nine week period ended October 28, 2023, and any reference in this Quarterly Report to "prior year-to-date," "year-to-date 2022" or similar reference represents the thirty-nine week period ended October 29, 2022. Unless otherwise specified, all comparisons regarding the current period of 2023 are made to the corresponding period of 2022.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, apparel, footwear and sports and recreation (representing 32%, 27%, 22% and 19% of our 2023 third quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of October 28, 2023, we operated 275 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 18 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Beginning stores	268	259
Q1 new stores	1	1
Q2 new stores	1	1
Q3 new stores	5	4
Closed	—	—
Ending stores	275	265

Relocated stores	—	—

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
We experienced a decrease in comparable sales in the prior year, which continued with a decline of 7.6% for the year-to-date 2023. See the discussion on Net Sales below for some contributing factors to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years, and we expect that it will continue to be a driver of growth in our net sales. We continue to invest in initiatives that will increase traffic to our e-commerce platform, which includes our website and mobile app, and drive increased online sales conversion. We have recently improved our omnichannel capabilities by implementing several innovative features to enhance the customer shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipment notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. Additionally, our e-commerce platform allows us to reach customers outside of our current store footprint and introduces new customers to the Academy brand. It also allows for us to connect further with our customers for marketing and product education. We believe it is important that we continue to grow our omnichannel capabilities, which, together with recent enhancements made to our website and omnichannel capabilities, contributed to the increase in e-commerce sales during 2022. During the 2023 third quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require significant investments by us.
We expect that new stores will be a key driver of growth in our net sales in the future as we execute our new store opening growth plans of 14 total new stores in 2023 and 120 to 140 total new stores over the five fiscal year period ending with 2027. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and during the 2023 third quarter we opened five new stores. We expect most of our stores to achieve profitability within the first twelve months of opening. We believe our real estate strategy has positioned us well for further expansion.

Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution, which consist primarily of payroll and benefits, distribution center occupancy costs and freight and are generally variable in nature relative to our sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including commodity costs, freight costs, shrinkage (discussed below) and inventory processing costs and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
During 2021, we began to see increased competition across the industry for resources throughout a constrained supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we experienced a period of decreased or delayed supply and high inflation which negatively impacted transportation and inventory costs. Over the past year, we have seen improvement to these constraints, resulting in decreased freight costs.
We refer to loss or theft of inventory as "shrinkage" or "shrink". Over recent years, the United States retail industry, including Academy, has experienced a significant increase in inventory shrink, which has resulted in a negative impact to our gross margins. A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 21.5% in the prior year-to-date to 23.8% in the current year-to-date, primarily attributable to the addition of new stores. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store, distribution center, and corporate headcount, information technology infrastructure and marketing and advertising expenses, with efficiently and effectively servicing our customers.
Pre-opening expenses represent non-capital expenditures associated with the opening of new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, and are expensed as incurred. As we execute our new store opening growth plans of 14 total new stores in 2023 and 120 to 140 total new stores over the five fiscal year period ending with 2027, we expect our pre-opening expenses to increase and result in a negative impact to SG&A as a percentage of sales. The following table summarizes our pre-opening expense activity for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Number of new stores opened	5	4	7	6
Pre-opening expenses (in millions)	$4.0	$2.1	$7.9	$4.9
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In December 2022, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan; however, this decrease in the Term Loan was largely offset by increases made by the Federal Reserve to the federal funds benchmark rate during 2022 and 2023, resulting in a small decrease in interest expense in the year-to-date 2023 compared to the year-to-date 2022.
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

Results of Operations

Thirteen Weeks Ended October 28, 2023 Compared to Thirteen Weeks Ended October 29, 2022
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	October 28, 2023		October 29, 2022		Dollars	Percent
Net sales	$1,397,777	100.0%	$1,493,925	100.0%	$(96,148)	(6.4)%
Cost of goods sold	915,136	65.5%	971,454	65.0%	(56,318)	(5.8)%
Gross margin	482,641	34.5%	522,471	35.0%	(39,830)	(7.6)%
Selling, general and administrative expenses	345,910	24.7%	342,949	23.0%	2,961	0.9%
Operating income	136,731	9.8%	179,522	12.0%	(42,791)	(23.8)%
Interest expense, net	10,930	0.8%	12,163	0.8%	(1,233)	(10.1)%
Other (income), net	(4,146)	(0.3)%	(2,538)	(0.2)%	(1,608)	63.4%
Income before income taxes	129,947	9.3%	169,897	11.4%	(39,950)	(23.5)%
Income tax expense	29,969	2.1%	38,156	2.6%	(8,187)	(21.5)%
Net income	$99,978	7.2%	$131,741	8.8%	$(31,763)	(24.1)%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $96.1 million, or 6.4%, in the 2023 third quarter over the prior year third quarter as a result of decreased comparable sales of 8.0%, which were partially offset by additional net sales generated by new locations. As of the end of the 2023 third quarter, we operated 10 additional stores as compared to the end of the 2022 third quarter, and we had the full benefit of four stores opened during the 2022 third quarter. Collectively, these stores accounted for a $21.9 million increase in net sales for the 2023 third quarter, which does not include e-commerce sales fulfilled from these locations.
The decrease of 8.0% in comparable sales was driven by lower sales across all merchandise divisions as a result of a decrease in transactions of 8.1%, while average ticket remained relatively flat. The outdoors merchandise division sales declines were primarily as a result of a decrease in the hunting category, driven by decreases in firearms and ammunition sales over the prior year third quarter, which were partially offset by increased sales in the camping category. The apparel merchandise division sales decreased due to lower sales in athletic and outdoor apparel. The footwear merchandise division sales decrease was led by lower sales in the athletic footwear, work footwear and casual footwear categories. The decline in the sports and recreation merchandise division sales was primarily driven by decreased sales in fitness equipment and bikes.
E-commerce net sales represented 9.4% of merchandise sales for the 2023 third quarter compared to 9.5% for the prior year third quarter.
Gross Margin. Gross margin decreased $39.8 million, or 7.6%, to $482.6 million in the 2023 third quarter from $522.5 million in the 2022 third quarter. As a percentage of net sales, gross margin decreased 0.5% from 35.0% in the 2022 third quarter to 34.5% in the 2023 third quarter. The decrease of 50 basis points in gross margin is primarily attributable to:
•49 basis points of unfavorability in merchandise margin as a result of increased planned promotional activity compared to the 2022 third quarter;
•26 basis points of unfavorability in inventory overhead expenditures as a result of higher absorption rates from slower inventory turnover;
•19 basis points of unfavorability as a result of decreased vendor allowances;
•12 basis points of unfavorability related to increased inventory shrinkage; partially offset by
•77 basis points of favorability in import and domestic freight due to lower freight costs per unit.

Selling, General and Administrative Expenses. SG&A expenses increased $3.0 million, or 0.9%, to $345.9 million in the 2023 third quarter as compared to $342.9 million in the 2022 third quarter. As a percentage of net sales, SG&A expenses increased 1.7% to 24.7% in the 2023 third quarter compared to 23.0% in the 2022 third quarter. The increase of 170 basis points in SG&A is partially attributable to deleverage from decreased sales. SG&A costs also increased $3.0 million primarily as a result of:
•Property and facility fees increase of $8.3 million primarily due to investments in long-term growth initiatives, which includes the addition of new stores and increased technology expense; partially offset by
•Professional fees decrease of $2.5 million; and
•Employee compensation costs decrease of $1.1 million, primarily driven by lower incentive compensation expenses in the current year quarter.
Interest Expense. Interest expense decreased $1.2 million, or 10.1%, in the 2023 third quarter when compared with the 2022 third quarter, resulting from higher capitalized interest due to increased construction of new stores and a lower outstanding balance on our long-term debt driven by a voluntary prepayment of $100.0 million made in December 2022.
Other (Income), net. Other (income), net, increased $1.6 million in the 2023 third quarter when compared with the 2022 third quarter, primarily driven by higher interest rates on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $8.2 million to $30.0 million for the 2023 third quarter as compared to $38.2 million in the 2022 third quarter, resulting primarily from a decrease in pre-tax income.

Thirty-Nine Weeks Ended October 28, 2023 Compared to Thirty-Nine Weeks Ended October 29, 2022
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	October 28, 2023		October 29, 2022		Dollars	Percent
Net sales	$4,364,463	100.0%	$4,648,570	100.0%	$(284,107)	(6.1)%
Cost of goods sold	2,851,261	65.3%	3,008,612	64.7%	(157,351)	(5.2)%
Gross margin	1,513,202	34.7%	1,639,958	35.3%	(126,756)	(7.7)%
Selling, general and administrative expenses	1,039,312	23.8%	998,209	21.5%	41,103	4.1%
Operating income	473,890	10.9%	641,749	13.8%	(167,859)	(26.2)%
Interest expense, net	33,473	0.8%	34,240	0.7%	(767)	(2.2)%
Other (income), net	(11,482)	(0.3)%	(4,676)	(0.1)%	(6,806)	145.6%
Income before income taxes	451,899	10.4%	612,185	13.2%	(160,286)	(26.2)%
Income tax expense	100,876	2.3%	141,837	3.1%	(40,961)	(28.9)%
Net income	$351,023	8.0%	$470,348	10.1%	$(119,325)	(25.4)%
*Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $284.1 million, or 6.1%, for the year-to-date 2023 compared to the year-to-date 2022 as a result of decreased comparable sales of 7.6%, which were partially offset by increased sales generated from new locations. As of the end of the 2023 third quarter, we operated 10 additional stores as compared to the end of the 2022 third quarter, and we had the full benefit of six stores opened during the year-to-date 2022. Collectively, these stores accounted for a $69.1 million increase in net sales for the year-to-date 2023, which does not include e-commerce sales fulfilled from these locations.

The decrease of 7.6% in comparable sales was driven by lower sales across all merchandise divisions as a result of a decrease in transactions of 7.8%, while the average ticket remained relatively flat. The outdoors merchandise division sales declines were primarily as a result of the hunting category driven by decreases in firearms and ammunition sales over the prior year-to-date. The footwear merchandise division sales decreased due to lower sales in the athletic footwear and work footwear categories, partially offset by increased sales in the casual and seasonal footwear categories. The apparel merchandise division sales decreased due to lower sales in athletic and outdoor apparel, partially offset by increased sales in licensed apparel. The sports and recreation merchandise division decrease was a result of decreased sales in fitness equipment and bikes.
E-commerce net sales represented 9.0% of merchandise sales in the year-to-date 2023 compared to 9.7% in the year-to-date 2022.
Gross Margin. Gross margin decreased $126.8 million, or 7.7%, to $1,513.2 million for the year-to-date 2023 from $1,640.0 million for the year-to-date 2022. As a percentage of net sales, gross margin decreased 0.6% from 35.3% in the year-to-date 2022 to 34.7% in the year-to-date 2023. The decrease of 60 basis points in gross margin is primarily attributable to:
•60 basis points of unfavorability in merchandise margin as a result of increased planned promotional activity compared to the prior year-to-date;
•42 basis points of unfavorability as a result of increased inventory shrink;
•37 basis points of unfavorability in inventory overhead expenditures as a result of higher absorption rates from slower inventory turnover; partially offset by
•85 basis points of favorability in import and domestic freight due to lower freight costs per unit.

Selling, General and Administrative Expenses. SG&A expenses increased $41.1 million, or 4.1%, to $1,039.3 million for the year-to-date 2023 from $998.2 million for the year-to-date 2022. As a percentage of net sales, SG&A expenses increased 2.3% to 23.8% in the year-to-date 2023 compared to 21.5% in the year-to-date 2022. The increase of 230 basis points is partially attributable to deleverage from decreased sales. SG&A costs also increased $41.1 million primarily as a result of:
•Employee compensation costs increased $19.1 million primarily due to increased equity compensation and an increased wages expense over the prior year, partially attributable to the addition of 10 new stores since the end of the prior year third quarter;
•Property and facility fees increase of $18.6 million primarily due to investments in long-term growth initiatives, which includes the addition of new stores and increased technology expense; and
•Advertising spend increase of $5.4 million.

Interest Expense. Interest expense decreased $0.8 million, or 2.2%, for the year-to-date 2023 when compared to the year-to-date 2022, resulting from higher capitalized interest due to increased construction of new stores and a lower outstanding balance on our long-term debt driven by a voluntary prepayment of $100.0 million made in December 2022, partially offset by an increase in interest rates on our Term Loan.

Other (Income), net. Other income, net, increased $6.8 million in the year-to-date 2023 when compared to the year-to-date 2022 due to higher interest rates on money market investments in the current year.

Income Tax Expense. Income tax expense decreased $41.0 million to $100.9 million for the year-to-date 2023 as compared to $141.8 million for the year-to-date 2022, resulting primarily from a decrease in pre-tax income.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment and other adjustments included in the table below. We define Adjusted EBIT as Adjusted EBITDA less depreciation and amortization. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss) plus other adjustments included in the table below, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$99,978	$131,741	$351,023	$470,348
Interest expense, net	10,930	12,163	33,473	34,240
Income tax expense	29,969	38,156	100,876	141,837
Depreciation and amortization	27,373	27,000	79,394	78,852
Equity compensation (a)	6,245	5,829	26,128	15,486
Adjusted EBITDA (b)	$174,495	$214,889	$590,894	$740,763
Less: Depreciation and amortization	(27,373)	(27,000)	(79,394)	(78,852)
Adjusted EBIT (b)	$147,122	$187,889	$511,500	$661,911

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computations of Adjusted EBITDA and Adjusted EBIT. Adjusted EBITDA and Adjusted EBIT for the thirteen and thirty-nine weeks ended October 29, 2022 have been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$99,978	$131,741	$351,023	$470,348
Equity compensation (a)	6,245	5,829	26,128	15,486
Tax effects of these adjustments (b)	(1,531)	(1,325)	(5,909)	(3,590)
Adjusted Net Income (c)	$104,692	$136,245	$371,242	$482,244

Earnings per common share:
Basic	$1.34	$1.67	$4.63	$5.67
Diluted	$1.31	$1.62	$4.51	$5.54
Adjusted Earnings per Share:
Basic	$1.41	$1.72	$4.90	$5.82
Diluted	$1.38	$1.67	$4.77	$5.68
Weighted average common shares outstanding:
Basic	74,461	79,085	75,809	82,901
Diluted	76,057	81,379	77,893	84,910

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

(c)
Effective January 28, 2023, we no longer exclude pre-opening expenses from our computation of Adjusted Net Income. Adjusted Net Income for the thirteen and thirty-nine weeks ended October 29, 2022 has been revised to the current period computation methodology. See the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Selling, General and Administrative Expenses for details of our pre-opening expenses for the periods presented.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$57,476	$50,763	$301,042	$309,169
Net cash used in investing activities	(42,345)	(31,677)	(150,191)	(79,811)
Adjusted Free Cash Flow	$15,131	$19,086	$150,851	$229,358

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and occasionally use cash to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On October 28, 2023, our cash and cash equivalents totaled $274.8 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for at least the next 12 months.
Long-Term Debt
As of October 28, 2023, the Company's long-term debt and interest rates consist of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 9.18% variable rate term-loan with $192.5 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing November 6, 2025.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2023	2024	2025	2026	2027	Total
Term Loan and related interest (1)	$5,179	$19,931	$18,081	$17,551	$194,807	$255,549
Notes and related interest (2)	12,000	24,000	24,000	24,000	424,000	508,000
ABL Facility and related interest (3)	654	2,500	1,909	—	—	5,063

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$985,447	$954,516

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	October 28, 2023	January 28, 2023	October 29, 2022
Outstanding borrowings	$—	$—	$—
Issued letters of credit	11,553	13,878	17,378
Available borrowing capacity	988,447	947,764	982,622

Leases
We lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2023 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at October 28, 2023. The following table summarizes our remaining operating lease obligations by fiscal year:

	2023	2024	2025	2026	2027	After 2027	Total
Operating lease payments (1) (2)	$54,569	$220,419	$216,754	$208,723	$194,941	$1,033,542	$1,928,948

(1) Minimum lease payments have not been reduced by sublease rentals of $0.1 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of October 28, 2023.

In the thirty-nine weeks ended October 28, 2023, we opened seven new locations and we intend to open 14 total new locations in 2023.
Share Repurchases
On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of October 28, 2023, we had $99.4 million available for share repurchases pursuant to the 2022 Share Repurchase Program (see Note 2 to the accompanying financial statements).
The following table summarizes our share repurchases for the 2023 third quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (January 29, 2023 to April 29, 2023)	750,010	$66.69	$50,015
Second Quarter (April 30, 2023 to July 29, 2023)	1,994,064	53.37	106,432
Third Quarter (July 30, 2023 to October 28, 2023) (2)	863,631	50.51	43,625
Total Shares Repurchased	3,607,705	$55.46	$200,072

(1) Excludes the impact of excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2023 third quarter share repurchases.

On November 29, 2023, the Board of Directors of the Company authorized a new share repurchase program (the "2023 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. The total availability under the combined 2023 Share Repurchase Program and 2022 Share Repurchase Program is $699.4 million (see Note 11 to the accompanying financial statements).

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2023 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (January 29, 2023 to April 29, 2023)	$0.09	$6,929	March 23, 2023
Second Quarter (April 30, 2023 to July 29, 2023)	0.09	6,896	June 15, 2023
Third Quarter (July 30, 2023 to October 28, 2023)	0.09	6,718	September 13, 2023
Total Dividends Paid		$20,543

On November 29, 2023, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended October 28, 2023, of $0.09 per share of the Company's common stock, payable on January 10, 2024, to stockholders of record as of the close of business on December 13, 2023.

Capital Expenditures
The following table summarizes our capital expenditures for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 (amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
New stores	$75,156	$30,108
Corporate, e-commerce and information technology programs	52,357	35,979
Updates for existing stores and distribution centers	24,450	13,367
Total capital expenditures	$151,963	$79,454

We expect capital expenditures for fiscal year 2023 to be between $175 million and $225 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2023:

2023
New stores	50%
Corporate, e-commerce and information technology programs	35%
Updates for existing stores and distribution centers	15%

We review forecasted capital expenditures throughout the year and will adjust or our capital expenditures based on business conditions at that time.

Cash Flows for the Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$301,042	$309,169
Net cash used in investing activities	(150,191)	(79,811)
Net cash used in financing activities	(213,169)	(397,189)
Net decrease in cash and cash equivalents	$(62,318)	$(167,831)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the year-to-date 2023 decreased $8.1 million, compared to year-to-date 2022. This decrease in cash was attributable to:
•$119.3 million decrease in net income; and
•$5.3 million net decrease in non-cash charges; partially offset by a
•$116.5 million net increase in cash flows provided by operating assets and liabilities.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$115.0 million increase in cash flows from merchandise inventories, net related to a reduction in inventory replenishment in the year-to-date 2023 when compared to the prior year period;
•$33.7 million increase in cash flows from accrued expenses and other current liabilities, primarily driven by a decrease in performance compensation payments made in the year-to-date 2023 relative to the prior year; and
•$33.1 million increase in cash flows from accounts payable, due to decreased inventory receipts relative to the prior year third quarter; partially offset by
•$60.0 million decrease in cash flows from prepaid expenses and other current assets, largely driven by increased construction reimbursement receivables in the year-to-date 2023 relative to the prior year.

Investing Activities. Cash used in investing activities increased $70.4 million in the year-to-date 2023 compared to the year-to-date 2022. The increase in cash used in investing activities is primarily due to:
•$72.5 million higher capital expenditures, primarily driven by increased investments in new stores in the year-to-date 2023.

Financing Activities. Cash used in financing activities decreased $184.0 million in the year-to-date 2023, compared to the year-to-date 2022. The primary drivers of the decrease were:
•$189.4 million decrease in cash outflows caused by a reduction in repurchases and simultaneous retirement of common stock in the current year.

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
Other than as described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material developments during the fiscal quarter ended October 28, 2023, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2023 third quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
July 30, 2023 to August 26, 2023	317,428	$58.65	317,428	$124,411,651
August 27, 2023 to September 30, 2023	157,203	$45.99	157,203	$117,184,383
October 1, 2023 to October 28, 2023	389,000	$45.71	389,000	$99,411,688
Total	863,631	$50.51	863,631	$99,411,688
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of excise taxes.
(c) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. As of October 28, 2023, $99.4 million remained available for share repurchases pursuant to our 2022 Share Repurchase Program (see Note 11 to the accompanying financial statements). The 2022 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended October 28, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2022).
10.1†	Samuel J. Johnson Amended and Restated Employment Agreement, dated October 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2023).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 30, 2023 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)