Form 10-Q
period 2024-05-04
Academy Sports & Outdoors, Inc.
filed 2024-06-11
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2024
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

As of June 4, 2024, Academy Sports and Outdoors, Inc. had 72,125,426 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,145	$347,920	$295,536
Accounts receivable - less allowance for doubtful accounts of $1,817, $2,217 and $2,286, respectively	13,700	19,371	10,412
Merchandise inventories, net	1,356,811	1,194,159	1,386,457
Prepaid expenses and other current assets	68,320	83,450	34,622
Assets held for sale	—	—	1,763
Total current assets	1,816,976	1,644,900	1,728,790

PROPERTY AND EQUIPMENT, NET	456,594	445,209	365,024
RIGHT-OF-USE ASSETS	1,116,222	1,111,237	1,087,854
TRADE NAME	578,364	578,236	577,799
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	43,803	35,211	20,547
Total assets	$4,873,879	$4,676,713	$4,641,934

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$735,563	$541,077	$712,643
Accrued expenses and other current liabilities	262,048	217,932	221,388
Current lease liabilities	121,465	117,849	112,333
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,122,076	879,858	1,049,364

LONG-TERM DEBT, NET	484,084	484,551	584,093
LONG-TERM LEASE LIABILITIES	1,098,799	1,091,294	1,058,869
DEFERRED TAX LIABILITIES, NET	253,069	254,796	257,120
OTHER LONG-TERM LIABILITIES	10,330	11,564	11,526
Total liabilities	2,968,358	2,722,063	2,960,972

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 72,590,530; 74,349,927 and 76,439,594 issued and outstanding as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.	726	743	764
Additional paid-in capital	240,559	242,098	229,633
Retained earnings	1,664,236	1,711,809	1,450,565
Stockholders' equity	1,905,521	1,954,650	1,680,962
Total liabilities and stockholders' equity	$4,873,879	$4,676,713	$4,641,934

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
NET SALES	$1,364,220	$1,383,609
COST OF GOODS SOLD	908,427	916,494
GROSS MARGIN	455,793	467,115

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	353,410	340,919
OPERATING INCOME	102,383	126,196

INTEREST EXPENSE, NET	9,486	11,230
WRITE OFF OF DEFERRED LOAN COSTS	449	—
OTHER (INCOME), NET	(5,204)	(3,713)
INCOME BEFORE INCOME TAXES	97,652	118,679

INCOME TAX EXPENSE	21,187	24,709
NET INCOME	$76,465	$93,970

EARNINGS PER COMMON SHARE:
BASIC	$1.03	$1.22
DILUTED	$1.01	$1.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	73,993	76,862
DILUTED	75,798	79,288

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 3, 2024	74,350	$743	$242,098	$1,711,809	$1,954,650
Net income	—	—	—	76,465	76,465
Equity compensation	—	—	6,138	—	6,138
Repurchase of common stock for retirement	(1,984)	(19)	(7,625)	(115,856)	(123,500)
Settlement of vested Restricted Stock Units, net of shares withheld	98	1	(2,798)	—	(2,797)
Stock option exercises, net of shares withheld	127	1	2,746	—	2,747
Cash dividends declared, $0.11 per share	—	—	—	(8,182)	(8,182)
Balances as of May 4, 2024	72,591	$726	$240,559	$1,664,236	$1,905,521

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	93,970	93,970
Equity compensation	—	—	11,382	—	11,382
Repurchase of common stock for retirement	(750)	(8)	(2,450)	(47,806)	(50,264)
Settlement of vested Restricted Stock Units, net of shares withheld	93	1	(2,470)	—	(2,469)
Stock option exercises, net of shares withheld	385	4	6,962	—	6,966
Cash dividends declared, $0.09 per share	—	—	—	(6,929)	(6,929)
Balances as of April 29, 2023	76,440	$764	$229,633	$1,450,565	$1,680,962

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,465	$93,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,853	26,261
Non-cash lease expense	6,137	2,165
Equity compensation	6,138	11,382
Amortization of deferred loan and other costs	624	674
Deferred income taxes	(1,726)	(1,923)
Write off of deferred loan costs	449	—
Changes in assets and liabilities:
Accounts receivable, net	5,671	6,091
Merchandise inventories, net	(162,652)	(102,940)
Prepaid expenses and other current assets	15,129	13,125
Other noncurrent assets	(3,392)	(3,215)
Accounts payable	186,475	26,776
Accrued expenses and other current liabilities	20,819	(31,673)
Income taxes payable	21,922	12,642
Other long-term liabilities	(1,235)	(1,200)
Net cash provided by operating activities	199,677	52,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,227)	(40,464)
Purchases of intangible assets	(128)	(83)
Net cash used in investing activities	(32,355)	(40,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	3,900	—
Repayment of Revolving Credit Facilities	(3,900)	—
Repayment of Term Loan	(750)	(750)
Debt issuance fees	(5,690)	—
Proceeds from exercise of stock options	2,789	7,090
Taxes paid related to net share settlement of equity awards	(2,839)	(2,593)
Repurchase of common stock for retirement	(122,425)	(50,015)
Dividends paid	(8,182)	(6,929)
Net cash used in financing activities	(137,097)	(53,197)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,225	(41,609)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,920	337,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378,145	$295,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,767	$4,696
Cash paid for income taxes	$11	$67

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$14,698	$603
Right-of-use assets obtained in exchange for new operating leases	$39,569	$14,254
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
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of May 4, 2024, we operated 284 "Academy Sports + Outdoors" retail locations in 18 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024, as filed with the Securities and Exchange Commission on March 21, 2024 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended May 4, 2024 are not necessarily indicative of the results that will be realized for the fiscal year ending February 1, 2025 or any other period. The balance sheet as of February 3, 2024 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC ("NAHC"), Academy Managing Co., L.L.C., Associated Investors, L.L.C., Academy, Ltd., the Company's operating company, Academy Procurement Co., LLC, and Academy International Limited. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended April 29, 2023 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
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
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Shares repurchased	1,983,967	750,010
Aggregate amount paid (amounts in millions) (1)	$123.5	$50.3

(1) Includes estimated excise tax fees of $1.1 million and $0.3 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.
As of May 4, 2024, we no longer had availability under the 2021 Share Repurchase Program or 2022 Share Repurchase Program, and we had $574.3 million available under the 2023 Share Repurchase Program.

Supplier Finance Programs
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the consolidated balance sheets, was $3.2 million, $7.2 million and $8.9 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.
Recent Accounting Pronouncements
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Merchandise division sales (1)
Outdoors	$374,907	$366,321
Sports and recreation	350,588	366,300
Apparel	335,621	345,231
Footwear	292,441	296,301
Total merchandise sales (2)	1,353,557	1,374,153
Other sales (3)	10,663	9,456
Net Sales	$1,364,220	$1,383,609
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended April 29, 2023, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales consisted of 9.0% and 8.2% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Gift card liability, beginning balance	$94,155	$90,650
Issued	18,020	17,293
Redeemed	(28,545)	(28,715)
Recognized as breakage income	(1,361)	(1,116)
Gift card liability, ending balance	$82,269	$78,112

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	May 4, 2024	February 3, 2024	April 29, 2023
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	91,000	91,750	194,000
Notes, due November 2027	400,000	400,000	400,000
Total debt	491,000	491,750	594,000
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(465)	(501)	(1,268)
Less deferred loan costs (1)	(3,451)	(3,698)	(5,639)
Long-term debt, net	$484,084	$484,551	$584,093
(1) Deferred loan costs are related to the Term Loan and Notes.
As of May 4, 2024, February 3, 2024 and April 29, 2023, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $7.2 million, $2.1 million and $2.9 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million for each of the thirteen weeks ended May 4, 2024 and April 29, 2023. Total expenses related to accretion of original issuance discount was $0.1 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the consolidated statements of income.
Term Loan

We refer to the 2020 Term Loan and the amendments thereto collectively as the "Term Loan".
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
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR (as defined in the Conforming Changes Amendment to the Second Amended and Restated Credit Agreement). The transition of our Term Loan to Adjusted Term SOFR became effective on August 1, 2023. Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. "prime rate" announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. Quarterly principal payments of $750 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of May 4, 2024, the weighted average interest rate was 9.19%, with interest payable monthly. The terms and conditions of the Term Loan also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of May 4, 2024, no prepayment was due under the terms and conditions of the Term Loan.
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

On March 8, 2024, Academy, Ltd., as borrower, and New Academy Holding Company, LLC, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as guarantors, entered into an amendment (the “ABL Amendment”) to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender, and the several lenders party thereto, which ABL Amendment, among other things, extended the maturity of Academy’s asset-based revolving credit facility (the “ABL Credit Facility”) to March 8, 2029, unless (i) more than $100 million of the aggregate principal amount of the Notes or the Term Loan, or any refinancing thereof, in each case, is outstanding on the date that is 91 days prior to the earliest maturity date of any such indebtedness or (ii) equal to or less than $100 million of the aggregate principal amount of the Notes or the Term Loan, in either case, is outstanding on the date that is 91 days prior to the earliest maturity date of any such indebtedness and a Reserve (as defined in the ABL Amendment) in the ABL Credit Facility has not been taken for such amount, then the maturity date of the ABL Credit Facility will be the date that is 91 days earlier than the earlier maturity date of the Notes and the Term Loan.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of May 4, 2024, we had outstanding letters of credit of approximately $11.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving an available borrowing capacity under the ABL Facility of $981.2 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of May 4, 2024, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility. In connection with the reduction of two lenders who dropped out of the ABL Facility, the Company wrote off $0.4 million of deferred loan costs related to the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of May 4, 2024.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of May 4, 2024, February 3, 2024 and April 29, 2023, we held $324.0 million, $303.4 million and $42.3 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of May 4, 2024, February 3, 2024, and April 29, 2023, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.6 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	May 4, 2024	February 3, 2024	April 29, 2023
Leasehold improvements	$589,714	$571,785	$491,112
Equipment and software	703,039	688,143	648,142
Furniture and fixtures	402,803	398,415	364,619
Construction in progress	41,591	38,873	43,074
Building and Land	14,919	14,919	3,698
Total property and equipment	1,752,066	1,712,135	1,550,645
Accumulated depreciation and amortization	(1,295,472)	(1,266,926)	(1,185,621)
Property and equipment, net	$456,594	$445,209	$365,024

Depreciation expense was $28.9 million and $26.3 million in the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	May 4, 2024	February 3, 2024	April 29, 2023
Accrued interest	$13,006	$6,717	$13,197
Accrued personnel costs	44,384	30,899	27,452
Accrued professional fees	1,964	1,818	1,853
Accrued sales and use tax	18,083	14,828	12,705
Accrued self-insurance	16,002	15,269	15,954
Deferred revenue - gift cards and other	84,725	96,688	80,405
Income taxes payable	31,234	9,313	18,837
Property taxes	23,657	14,239	24,341
Sales return allowance	5,200	6,400	5,700
Other	23,793	21,761	20,944
Accrued expenses and other current liabilities	$262,048	$217,932	$221,388

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of May 4, 2024, there were 4,132,613 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of May 4, 2024, there were 1,593,760 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $6.1 million and $11.4 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of income. For all Awards granted in 2023 and 2024, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the thirteen weeks ended May 4, 2024:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	346,418	129,041
Weighted average grant date fair value per Award	$64.94	$65.48
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of May 4, 2024:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$7,123,633	$33,693,705	$9,227,029
Weighted average life remaining in years	1.7	2.3	2.6

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$76,465	$93,970

Weighted average common shares outstanding - basic	73,993	76,862
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	244	247
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	128	186
Dilutive effect of Service Options	1,342	1,841
Dilutive effect of Performance Unit Options	91	152
Dilutive effect of ESPP Shares	—	—
Weighted average common shares outstanding - diluted	75,798	79,288

Earnings per common share - basic	$1.03	$1.22
Earnings per common share - diluted	$1.01	$1.19

Anti-dilutive stock-based awards excluded from diluted calculation	4	64

10. Commitments and Contingencies

Technology Related and Other Commitments
As of May 4, 2024, we have obligations under technology-related, construction and other contractual commitments in the amount of $95.0 million. Of such commitments, approximately $69.0 million is payable in the next 12 months.

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
There have been no material developments during the fiscal quarter ended May 4, 2024, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of May 4, 2024, we have $13.3 million in related commitments through 2027, of which $5.6 million is payable in the next 12 months.

11. Subsequent Events
Our management evaluated events or transactions that occurred after May 4, 2024 through June 11, 2024, the issuance date of the consolidated financial statements, and identified the following matters to report:
On June 6, 2024, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 4, 2024, of $0.11 per share of the Company's common stock, payable on July 18, 2024, to stockholders of record as of the close of business on June 20, 2024.

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
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2024, as such risk factors have been updated from time to time in our periodic filings with the SEC, and are accessible on the SEC's website at www.sec.gov.
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
•     our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•     risks associated with our reliance on internationally manufactured merchandise;
•     our ability to safeguard sensitive or confidential data relating to us and our customers, team members and vendors;
•     intense competition in the sporting goods and outdoor recreation retail industries;
•     our ability to operate, update or implement our information systems;
•     risks associated with disruptions in our supply chain and losses of merchandise purchasing incentives;
•     harm to our reputation;
•     any failure of our third-party vendors of outsourced business services and solutions;
•     our ability to successfully continue our store growth plans or manage our growth effectively, or any failure of our new stores to generate sales and/or achieve profitability;
•     risks associated with our e-commerce business;

•     risks related to our private label brand merchandise;
•     any disruption in the operation of our distribution centers;
•     quarterly and seasonal fluctuations in our operating results;
•     the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest;
•     any failure to attract, train and retain quality team members in sufficient numbers, increases in wage and labor costs, and changes in laws and other labor issues;
•     our ability to retain key personnel;
•     the geographic concentration of our stores;
•     fluctuations in merchandise (including raw materials) costs and availability;
•     payment-related risks;
•     the effectiveness of our marketing and advertising programs;
•     our ability to protect against inventory shrink;
•     our ability to successfully pursue strategic acquisitions and integrate acquired businesses.
Legal and Regulatory Risks
•our ability to comply with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products;
•     risks related to climate change and other sustainability-related matters;
•     claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;
•     risks related to product safety;
•     our ability to protect our intellectual property and avoid the infringement of third-party intellectual property rights.
Risks Related to Our Indebtedness
•our level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•     our ability to incur substantially more debt;
•     our variable rate indebtedness subjects us to interest rate risk;
•     restrictions on our current and future operations imposed by the terms of our indebtedness;
•     our ability to borrow under the ABL Facility (as defined below);
•     our level of indebtedness may hinder our ability to negotiate favorable terms with our vendors.
Risks Related to the Ownership of Our Common Stock
•our stock price is volatile or may decline;
•     our ability or decision to pay dividends on our common stock or conduct stock repurchases;
•     anti-takeover provisions in our organizational documents could delay or prevent a change of control;
•     our exclusive forum provision; and
•     you may be diluted by any future issuances of shares by us.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended May 4, 2024 and our audited financial statements for the fiscal year ended February 3, 2024 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2024 first quarter," or similar reference refers to the thirteen week period ended May 4, 2024, and any reference to the "prior year quarter," "2023 first quarter" or similar reference refers to the thirteen week period ended April 29, 2023. Unless otherwise specified, all comparisons regarding the current period of 2024 are made to the corresponding period of 2023.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 28%, 26%, 25%, and 21% of our 2024 first quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of May 4, 2024, we operated 284 stores that range in size from approximately 40,000 to 137,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 18 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Beginning stores	282	268
Q1 new stores	2	1
Closed	—	—
Ending stores	284	269

Relocated stores	—	—

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
The Company's 2024 fiscal year is a 52-week year, whereas the 2023 fiscal year was a 53-week year, which created a one week shift. The comparable sales metric for the 2024 first quarter compares the 13 weeks ended May 4, 2024 versus the 13 weeks ended May 6, 2023. The prior year rate of decline in comparable store sales slowed in the 2024 first quarter with a 2024 first quarter comparable sales decrease of 5.7%, compared to 6.4% and 6.5% in 2022 and 2023, respectively. See the discussion on Net Sales below for factors contributing to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies that focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we recently implemented several innovative website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During 2024 first quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
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
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, equity-based compensation, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 24.6% in the 2023 first quarter to 25.9% in the 2024 first quarter, primarily attributable to the addition of new stores. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Number of new stores opened	2	1
Total pre-opening expenses incurred (in millions)	$1.4	$1.6
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. During the fourth quarter of 2023, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan. This pay down has resulted in decreased interest expense in the 2024 first quarter relative to the prior year first quarter, and we anticipate it will result in decreased interest expense throughout the remainder of 2024.
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

Results of Operations

Thirteen Weeks Ended May 4, 2024 Compared to Thirteen Weeks Ended April 29, 2023
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	May 4, 2024		April 29, 2023		Dollars	Percent
Net sales	$1,364,220	100.0%	$1,383,609	100.0%	$(19,389)	(1.4)%
Cost of goods sold	908,427	66.6%	916,494	66.2%	(8,067)	(0.9)%
Gross margin	455,793	33.4%	467,115	33.8%	(11,322)	(2.4)%
Selling, general and administrative expenses	353,410	25.9%	340,919	24.6%	12,491	3.7%
Operating income	102,383	7.5%	126,196	9.1%	(23,813)	(18.9)%
Interest expense, net	9,486	0.7%	11,230	0.8%	(1,744)	(15.5)%
Write off of deferred loan costs	449	—%	—	—%	449	NM
Other (income), net	(5,204)	(0.4)%	(3,713)	(0.3)%	(1,491)	40.2%
Income before income taxes	97,652	7.2%	118,679	8.6%	(21,027)	(17.7)%
Income tax expense	21,187	1.6%	24,709	1.8%	(3,522)	(14.3)%
Net income	$76,465	5.6%	$93,970	6.8%	$(17,505)	(18.6)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $19.4 million, or 1.4%, in the 2024 first quarter over the prior year first quarter as a result of decreased comparable sales of 5.7%, which were partially offset by additional net sales generated by new locations. As of the end of the 2024 first quarter, we operated 15 additional stores as compared to the end of the 2023 first quarter, and we had the full benefit of one store opened during the 2023 first quarter. Collectively, these stores accounted for a $35.2 million increase in net sales for the 2024 first quarter, which does not include e-commerce sales fulfilled from these locations.
The decrease of 5.7% in comparable sales was driven by lower comparable sales across all merchandise divisions as a result of fewer comparable transactions of 4.6% and a 1.2% decline in average ticket. The decrease of 1.4% in net sales was driven by lower sales across the sports and recreation, footwear and apparel merchandise divisions, partially offset by an increase in the outdoors merchandise division. The outdoors merchandise division sales increases were primarily as a result of an increase in the camping category, driven by increases in coolers and drinkware sales over the prior year first quarter. The apparel merchandise division sales decreased primarily due to lower sales in licensed apparel. The footwear merchandise division sales decrease was led by lower sales in the work footwear and team sports footwear categories, partially offset by an increase in sales in the athletic footwear category. The decline in the sports and recreation merchandise division sales was primarily driven by decreased sales in fitness equipment and accessories and outdoor cooking.
E-commerce net sales represented 9.0% of merchandise sales for the 2024 first quarter compared to 8.2% for the prior year first quarter.
Gross Margin. Gross margin decreased $11.3 million, or 2.4%, to $455.8 million in the 2024 first quarter from $467.1 million in the 2023 first quarter. As a percentage of net sales, gross margin decreased 40 basis points from 33.8% in the 2023 first quarter to 33.4% in the 2024 first quarter. The decrease in gross margin is primarily attributable to:
•80 basis points of unfavorability in merchandise margin as a result of a higher sales mix of hard goods and increased planned promotional activity compared to the 2023 first quarter; and
•23 basis points of unfavorability as a result of increased inventory valuation adjustments; partially offset by
•41 basis points of favorability in import and domestic freight due to lower freight costs per unit; and
•18 basis points of favorability related to decreased inventory shrinkage.

Selling, General and Administrative Expenses. SG&A expenses increased $12.5 million, or 3.7%, to $353.4 million in the 2024 first quarter as compared to $340.9 million in the 2023 first quarter. As a percentage of net sales, SG&A expenses increased 130 basis points to 25.9% in the 2024 first quarter compared to 24.6% in the 2023 first quarter. The increase in SG&A is partially attributable to deleverage from decreased sales. SG&A costs also increased $12.5 million primarily as a result of:
•Increased investments primarily related to our store growth strategy of $16.3 million, which was partially offset by favorable reductions in equity compensation.
Interest Expense. Interest expense decreased $1.7 million, or 15.5%, in the 2024 first quarter when compared with the 2023 first quarter, resulting from a lower outstanding balance on our long-term debt driven by a voluntary prepayment of $100.0 million made on February 1, 2024, slightly offset by higher interest rates.
Other (Income), net. Other (income), net, increased $1.5 million in the 2024 first quarter when compared with the 2023 first quarter, primarily driven by higher interest rates on money market investments in the current year.
Write off of Deferred Loan Costs. Write off of Deferred Loan Costs increased by $0.4 million in the 2024 first quarter when compared with the 2023 first quarter, in connection with the amendment that led to the write off of deferred loan costs on the ABL Facility in the 2024 first quarter.

Income Tax Expense. Income tax expense decreased $3.5 million to $21.2 million for the 2024 first quarter as compared to $24.7 million in the 2023 first quarter, resulting primarily from a decrease in pre-tax income. The Company's effective income tax rate was 21.7% in the first quarter of 2024 compared to 20.8% in the first quarter of 2023.
Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("GAAP"). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment and other adjustments included in the table below. We define Adjusted EBIT as Adjusted EBITDA less depreciation and amortization. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss) plus other adjustments included in the table below, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by (used in) operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or net cash provided by (used in) operating activities as a measure of liquidity, or any other performance measures derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow should not be construed to imply that our future results will be unaffected by any such adjustments.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$76,465	$93,970
Interest expense, net	9,486	11,230
Income tax expense	21,187	24,709
Depreciation and amortization	28,853	26,261
Equity compensation (a)	6,138	11,382
Write off of deferred loan costs	449	—
Adjusted EBITDA	$142,578	$167,552
Less: Depreciation and amortization	(28,853)	(26,261)
Adjusted EBIT	$113,725	$141,291

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

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$76,465	$93,970
Equity compensation (a)	6,138	11,382
Write off of deferred loan costs	449	—
Tax effects of these adjustments (b)	(1,432)	(2,370)
Adjusted Net Income	$81,620	$102,982

Earnings per common share:
Basic	$1.03	$1.22
Diluted	$1.01	$1.19
Adjusted Earnings per Share:
Basic	$1.10	$1.34
Diluted	$1.08	$1.30
Weighted average common shares outstanding:
Basic	73,993	76,862
Diluted	75,798	79,288

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen weeks ended May 4, 2024 and April 29, 2023, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$199,677	$52,135
Net cash used in investing activities	(32,355)	(40,547)
Adjusted Free Cash Flow	$167,322	$11,588

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On May 4, 2024, our cash and cash equivalents totaled $378.1 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.
Long-Term Debt
As of May 4, 2024, the Company's long-term debt and interest rates consist of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 9.19% variable rate term-loan with $91.0 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2024	2025	2026	2027	2028	After 2028	Total
Term Loan and related interest (1)	$8,329	$10,262	$9,618	$87,972	—	—	$116,181
Notes and related interest (2)	24,000	24,000	24,000	424,000	—	—	496,000
ABL Facility and related interest (3)	1,868	2,500	2,500	2,500	2,500	268	12,136

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Average funds drawn	$129	$—
Number of days with outstanding balance	3	—
Maximum daily amount outstanding	$3,900	$—
Minimum available borrowing capacity	$977,254	$986,122

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	May 4, 2024	February 3, 2024	April 29, 2023
Outstanding borrowings	$—	$—	$—
Issued letters of credit	11,553	11,553	13,878
Available borrowing capacity	981,154	881,445	986,122
Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2024 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at May 4, 2024. The following table summarizes our remaining operating lease obligations by fiscal year:

	2024	2025	2026	2027	2028	After 2028	Total
Operating lease payments (1) (2)	$152,507	$232,521	$224,695	$210,644	$191,945	$1,004,741	$2,017,053

(1) Minimum lease payments have not been reduced by sublease rentals of $2.1 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of May 4, 2024.
Share Repurchases
On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. On November 29, 2023, the Board of Directors authorized a new share repurchase program (the "2023 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. The 2022 Share Repurchase Program and the 2023 Share Repurchase Program are collectively referred to as the "Share Repurchase Programs". The Share Repurchase Programs do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time. As of May 4, 2024, the Company had $574.3 million remaining for share repurchases under the Share Repurchase Programs. (see Note 2 to the accompanying financial statements).
The following table summarizes our share repurchases for the 2024 first quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 4, 2024 to May 4, 2024)(2)	1,983,967	61.71	122,425
Total Shares Repurchased	1,983,967	$61.71	$122,425

(1) Excludes the impact of unpaid excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2024 first quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for 2024 first quarter (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 4, 2024 to May 4, 2024)	$0.11	$8,182	March 26, 2024
Total Dividends Paid		$8,182
On June 6, 2024, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 4, 2024, of $0.11 per share of the Company's common stock, payable on July 18, 2024, to stockholders of record as of the close of business on June 20, 2024.

Capital Expenditures
The following table summarizes our capital expenditures for the thirteen weeks ended May 4, 2024 and April 29, 2023 (amounts in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
New stores	$16,789	$17,207
Corporate, e-commerce and information technology programs	9,706	16,348
Updates for existing stores and distribution centers	5,732	6,909
Total capital expenditures	$32,227	$40,464

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

Cash Flows for the Thirteen Weeks Ended May 4, 2024 and April 29, 2023

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$199,677	$52,135
Net cash used in investing activities	(32,355)	(40,547)
Net cash used in financing activities	(137,097)	(53,197)
Net increase (decrease) in cash and cash equivalents	$30,225	$(41,609)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the 2024 first quarter increased $147.5 million, compared to 2023 first quarter. This increase in cash was attributable to:

•$17.5 million decrease in net income; offset by
•$1.9 million net increase in non-cash charges; and
•$163.1 million net increase in cash flows provided by operating assets and liabilities.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$59.7 million decrease in cash flows from merchandise inventories, net due to higher sales in the prior year period;
•$52.5 million increase in cash flows from accrued expenses and other current liabilities, primarily driven by a $43.5 million increase in accrued personnel costs related to bonuses and timing of payments, $5.7 million change in accrued self-insurance due to timing of payments in the 2023 first quarter compared to the 2024 first quarter, and a $1.7 million increase in accrued other liabilities in the year-to-date 2024 relative to the prior year; and
•$159.7 million increase in cash flows from accounts payable, due to timing of payments relative to the prior year first quarter.

Investing Activities. Cash used in investing activities decreased $8.2 million in the year-to-date 2024 compared to the year-to-date 2023. The decrease in cash used in investing activities is primarily due to:
•$8.2 million lower capital expenditures, primarily driven by decreased spending related to Corporate, E-commerce, and information technology programs in the year-to-date 2024 compared to the year-to-date 2023.

Financing Activities. Cash used in financing activities increased $83.9 million in the year-to-date 2024, compared to the year-to-date 2023. The primary drivers of the increase were:
•$72.4 million increase in cash outflows primarily caused by an increase in repurchases and simultaneous retirement of common stock in the current year;
•$5.7 million increase in debt issuance fees paid during the current year as part of the ABL Amendment; and
•$1.3 million increase in dividends paid during the current year.

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
There have been no material developments during the fiscal quarter ended May 4, 2024, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2024 first quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
February 4, 2024 to March 2, 2024	4,200	$62.82	4,200	$696,425,191
March 3, 2024 to April 6, 2024	507,901	$65.63	507,901	$663,099,502
April 7, 2024 May 4, 2024	1,471,866	$60.35	1,471,866	$574,303,680
Total	1,983,967	$61.71	1,983,967	$574,303,680
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of excise taxes.
(c) On June 2, 2022, the Board of Directors of the Company authorized a share repurchase program (the "2022 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending June 2, 2025. On November 29, 2023, the Board of Directors of the Company authorized a share repurchase program (the "2023 Share Repurchase Program") under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. The 2022 Share Repurchase Program and the 2023 Share Repurchase Program are collectively referred to as the "Share Repurchase Programs". As of May 4, 2024, approximately $574.3 million remained available for share repurchases pursuant to the Share Repurchase Programs (see Note 2 to the accompanying financial statements). The Share Repurchase Programs do not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended May 4, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2022).
10.1†*	Matt McCabe Amended and Restated Employment Agreement, dated June 5, 2023.
10.2†*	Bill Ennis Amended and Restated Employment Agreement, dated December 15, 2023.
10.3	Amendment No. 4, dated March 8, 2024, to the First Amended and Restated ABL Credit agreement, dated as of July 2, 2015, among Academy, Ltd., as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., and Academy Managing Co., L.L.C., as guarantors, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as the letter of credit issuer, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 8, 2024).
10.4†	Non-Employee Director Compensation Policy, effective March 18, 2024 (incorporated by reference to Exhibit 10.66 to the Registrant’s Current Report on Form 10-K filed on March 21, 2024).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 11, 2024 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)