Form 10-Q
period 2024-11-02
Academy Sports & Outdoors, Inc.
filed 2024-12-10
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2024
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

As of December 3, 2024, Academy Sports and Outdoors, Inc. had 69,397,097 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,996	$347,920	$274,827
Accounts receivable - less allowance for doubtful accounts of $2,609, $2,217 and $3,102, respectively	18,124	19,371	17,706
Merchandise inventories, net	1,524,978	1,194,159	1,492,219
Prepaid expenses and other current assets	68,884	83,450	110,823
Total current assets	1,907,982	1,644,900	1,895,575

PROPERTY AND EQUIPMENT, NET	503,115	445,209	429,648
RIGHT-OF-USE ASSETS	1,189,116	1,111,237	1,126,825
TRADE NAME	578,815	578,236	578,071
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	50,830	35,211	29,231
Total assets	$5,091,778	$4,676,713	$4,921,270

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$764,489	$541,077	$820,428
Accrued expenses and other current liabilities	314,289	217,932	232,046
Current lease liabilities	130,236	117,849	117,141
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,212,014	879,858	1,172,615

LONG-TERM DEBT, NET	483,148	484,551	583,364
LONG-TERM LEASE LIABILITIES	1,173,158	1,091,294	1,095,812
DEFERRED TAX LIABILITIES, NET	250,970	254,796	264,565
OTHER LONG-TERM LIABILITIES	10,961	11,564	11,827
Total liabilities	3,130,251	2,722,063	3,128,183

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 69,932,128; 74,349,927 and 74,143,759 issued and outstanding as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.	699	743	741
Additional paid-in capital	245,511	242,098	239,447
Retained earnings	1,715,317	1,711,809	1,552,899
Stockholders' equity	1,961,527	1,954,650	1,793,087
Total liabilities and stockholders' equity	$5,091,778	$4,676,713	$4,921,270

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
NET SALES	$1,343,330	$1,397,777	$4,256,530	$4,364,463
COST OF GOODS SOLD	886,617	915,136	2,785,299	2,851,261
GROSS MARGIN	456,713	482,641	1,471,231	1,513,202

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	365,239	345,910	1,087,287	1,039,312
OPERATING INCOME	91,474	136,731	383,944	473,890

INTEREST EXPENSE, NET	9,149	10,930	27,706	33,473
WRITE OFF OF DEFERRED LOAN COSTS	—	—	449	—
OTHER (INCOME), NET	(6,406)	(4,146)	(17,140)	(11,482)
INCOME BEFORE INCOME TAXES	88,731	129,947	372,929	451,899

INCOME TAX EXPENSE	22,968	29,969	88,113	100,876
NET INCOME	$65,763	$99,978	$284,816	$351,023

EARNINGS PER COMMON SHARE:
BASIC	$0.94	$1.34	$3.95	$4.63
DILUTED	$0.92	$1.31	$3.86	$4.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	70,319	74,461	72,047	75,809
DILUTED	71,774	76,057	73,744	77,893

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 3, 2024	74,350	$743	$242,098	$1,711,809	$1,954,650
Net income	—	—	—	76,465	76,465
Equity compensation	—	—	6,138	—	6,138
Repurchase of common stock for retirement	(1,984)	(19)	(7,625)	(115,856)	(123,500)
Settlement of vested Restricted Stock Units, net of shares withheld	98	1	(2,798)	—	(2,797)
Stock option exercises, net of shares withheld	127	1	2,746	—	2,747
Cash dividends declared, $0.11 per share	—	—	—	(8,182)	(8,182)
Balances as of May 4, 2024	72,591	$726	$240,559	$1,664,236	$1,905,521
Net income	—	—	—	142,588	142,588
Equity compensation	—	—	7,955	—	7,955
Repurchase of common stock for retirement	(1,810)	(18)	(6,961)	(91,802)	(98,781)
Settlement of vested Restricted Stock Units, net of shares withheld	43	—	(574)	—	(574)
Issuance of common stock under employee stock purchase plan	62	1	2,818	—	2,819
Stock option exercises, net of shares withheld	30	—	787	—	787
Cash dividends declared, $0.11 per share	—	—	—	(7,921)	(7,921)
Balances as of August 3, 2024	70,916	$709	$244,584	$1,707,101	$1,952,394
Net income	—	—	—	65,763	65,763
Equity compensation	—	—	6,296	—	6,296
Repurchase of common stock for retirement	(1,044)	(10)	(4,544)	(49,808)	(54,362)
Settlement of vested Restricted Stock Units, net of shares withheld	45	—	(1,059)	—	(1,059)
Stock option exercises, net of shares withheld	15	—	234	—	234
Cash dividends declared, $0.11 per share	—	—	—	(7,739)	(7,739)
Balances as of November 2, 2024	69,932	$699	$245,511	$1,715,317	$1,961,527

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	93,970	93,970
Equity compensation	—	—	11,382	—	11,382
Repurchase of common stock for retirement	(750)	(8)	(2,450)	(47,806)	(50,264)
Settlement of vested Restricted Stock Units, net of shares withheld	93	1	(2,470)	—	(2,469)
Stock option exercises, net of shares withheld	385	4	6,962	—	6,966
Cash dividends declared, $0.09 per share	—	—	—	(6,929)	(6,929)
Balances as of April 29, 2023	$76,440	$764	$229,633	$1,450,565	$1,680,962
Net income	—	—	—	157,075	157,075
Equity compensation	—	—	8,501	—	8,501
Repurchase of common stock for retirement	(1,994)	(20)	(7,087)	(100,242)	(107,349)
Settlement of vested Restricted Stock Units, net of shares withheld	41	—	(268)	—	(268)
Issuance of common stock under employee stock purchase plan	67	1	2,886	—	2,887
Stock option exercises, net of shares withheld	292	3	3,124	—	3,127
Cash dividends declared, $0.09 per share	—	—	—	(6,896)	(6,896)
Balances as of July 29, 2023	74,846	$748	$236,789	$1,500,502	$1,738,039
Net income	—	—	—	99,978	99,978
Equity compensation	—	—	6,245	—	6,245
Repurchase of common stock for retirement	(864)	(9)	(3,038)	(40,863)	(43,910)
Settlement of vested Restricted Stock Units, net of shares withheld	53	1	(1,606)	—	(1,605)
Stock option exercises, net of shares withheld	109	1	1,057	—	1,058
Cash dividends declared, $0.09 per share	—	—	—	(6,718)	(6,718)
Balances as of October 28, 2023	74,144	$741	$239,447	$1,552,899	$1,793,087

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,816	$351,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,108	79,394
Non-cash lease expense	16,773	4,945
Equity compensation	20,389	26,128
Amortization of deferred loan and other costs	1,925	2,019
Deferred income taxes	(3,826)	5,522
Write off of deferred loan costs	449	—
Gain on disposal of property and equipment	—	(363)
Changes in assets and liabilities:
Accounts receivable, net	1,247	(1,203)
Merchandise inventories, net	(330,819)	(208,702)
Prepaid expenses and other current assets	14,566	(59,234)
Other noncurrent assets	(11,222)	(12,471)
Accounts payable	214,264	128,301
Accrued expenses and other current liabilities	48,464	(5,508)
Income taxes payable	44,782	(7,910)
Other long-term liabilities	(1,004)	(899)
Net cash provided by operating activities	387,912	301,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135,866)	(151,963)
Purchases of intangible assets	(579)	(354)
Proceeds from the sale of property and equipment	—	2,126
Net cash used in investing activities	(136,445)	(150,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	3,900	—
Repayment of Revolving Credit Facilities	(3,900)	—
Repayment of Term Loan	(2,250)	(2,250)
Debt issuance fees	(5,690)	—
Proceeds from exercise of stock options	3,809	13,444
Proceeds from issuance of common stock under employee stock purchase program	2,819	2,887
Taxes paid related to net share settlement of equity awards	(4,471)	(6,635)
Repurchase of common stock for retirement	(273,766)	(200,072)
Dividends paid	(23,842)	(20,543)
Net cash used in financing activities	(303,391)	(213,169)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,924)	(62,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,920	337,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,996	$274,827

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20,612	$26,785
Cash paid for income taxes	$45,788	$105,833

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$15,834	$15,391
Right-of-use assets obtained in exchange for new operating leases	$184,249	$110,450
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
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of November 2, 2024, we operated 293 "Academy Sports + Outdoors" retail locations in 19 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles ("GAAP") for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024, as filed with the Securities and Exchange Commission on March 21, 2024 (the "Annual Report"). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2024 are not necessarily indicative of the results that will be realized for the fiscal year ending February 1, 2025 or any other period. The balance sheet as of February 3, 2024 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC ("NAHC"), Academy Managing Co., L.L.C., Associated Investors, L.L.C., Academy, Ltd., the Company's operating company, Academy Procurement Co., LLC, Mason Creek Insurance Co., LLC and Academy International Limited. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 28, 2023 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Share Repurchases
On November 29, 2023, the Board of Directors approved a new share repurchase program (the "2023 Share Repurchase Program") under which the Company was authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026.
Under the 2023 Share Repurchase Program, repurchases could be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2023 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2023 Share Repurchase Program did not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Shares repurchased	1,044,027	863,631	4,837,850	3,607,705
Aggregate amount paid (amounts in millions) (1)	$54.4	$43.9	$276.6	$201.5

(1) Includes estimated excise tax fees of $0.9 million and $2.9 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and $0.3 million and $1.5 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively.

As of November 2, 2024, we had $423.0 million available under the 2023 Share Repurchase Program.

Supplier Finance Programs
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the condensed consolidated balance sheets, was $2.5 million, $7.2 million and $6.9 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.
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

Disaggregation of Income Statement Expense (DISE)

On November 4, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Merchandise division sales (1)
Outdoors	$431,637	$403,498	$1,198,139	$1,158,183
Sports and recreation	277,047	303,702	1,029,746	1,103,671
Apparel	341,768	373,991	1,113,989	1,165,663
Footwear	285,480	308,785	890,026	913,077
Total merchandise sales (2)	1,335,932	1,389,976	4,231,900	4,340,594
Other sales (3)	7,398	7,801	24,630	23,869
Net Sales	$1,343,330	$1,397,777	$4,256,530	$4,364,463
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended October 28, 2023, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales consisted of 8.8% and 9.2% for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and 9.4% and 9.0% for the thirteen and thirty-nine weeks ended October 28, 2023, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gift card liability, beginning balance	$78,768	$74,750	$94,155	$90,650
Issued	19,800	18,855	63,598	61,968
Redeemed	(21,017)	(20,835)	(77,581)	(77,626)
Recognized as breakage income	(914)	(921)	(3,535)	(3,143)
Gift card liability, ending balance	$76,637	$71,849	$76,637	$71,849

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	November 2, 2024	February 3, 2024	October 28, 2023
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	89,500	91,750	192,500
Notes, due November 2027	400,000	400,000	400,000
Total debt	489,500	491,750	592,500
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(396)	(501)	(1,124)
Less deferred loan costs (1)	(2,956)	(3,698)	(5,012)
Long-term debt, net	$483,148	$484,551	$583,364
(1) Deferred loan costs are related to the Term Loan and Notes.
As of November 2, 2024, February 3, 2024 and October 28, 2023, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $6.4 million, $2.1 million and $2.3 million, respectively, and was included in other noncurrent assets on our consolidated balance sheets. Total amortization of deferred loan costs was $0.6 million and $1.8 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and $0.6 million and $1.8 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. Total expenses related to accretion of original issuance discount was $0.0 and $0.1 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the condensed consolidated statements of income.
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
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR (as defined in the Conforming Changes Amendment to the Second Amended and Restated Credit Agreement). The transition of our Term Loan to Adjusted Term SOFR became effective on August 1, 2023. Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. "prime rate" announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. Quarterly principal payments of $750 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of November 2, 2024, the weighted average interest rate was 8.88%, with interest payable monthly. The terms and conditions of the Term Loan also require that the outstanding balance under the Term Loan is prepaid under certain circumstances. As of November 2, 2024, no prepayment was due under the terms and conditions of the Term Loan.
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
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily for the purchase of import goods and in support of insurance contracts. As of November 2, 2024, we had outstanding letters of credit of approximately $9.3 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving an available borrowing capacity under the ABL Facility of $990.7 million.
Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s "prime rate", or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of November 2, 2024, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility. In connection with the ABL Amendment and the reduction of two lenders who dropped out of the ABL Facility, the Company wrote off $0.4 million of deferred loan costs related to the ABL Facility.
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of November 2, 2024.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and cash equivalents on the condensed consolidated balance sheets and are redeemable on demand. As of November 2, 2024, February 3, 2024 and October 28, 2023, we held $245.1 million, $303.4 million and $224.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of November 2, 2024, February 3, 2024, and October 28, 2023, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.6 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	November 2, 2024	February 3, 2024	October 28, 2023
Leasehold improvements	$635,815	$571,785	$542,698
Equipment and software	718,924	688,143	671,939
Furniture and fixtures	421,900	398,415	383,507
Construction in progress	55,333	38,873	63,563
Building and Land	14,921	14,919	3,698
Total property and equipment	1,846,893	1,712,135	1,665,405
Accumulated depreciation and amortization	(1,343,778)	(1,266,926)	(1,235,757)
Property and equipment, net	$503,115	$445,209	$429,648

Depreciation expense was $29.3 million and $87.1 million in the thirteen and thirty-nine weeks ended November 2, 2024, respectively, and $27.4 million and $79.4 million in the thirteen and thirty-nine weeks ended October 28, 2023, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	November 2, 2024	February 3, 2024	October 28, 2023
Accrued interest	$12,994	$6,717	$13,395
Accrued personnel costs	58,480	30,899	33,014
Accrued professional fees	2,672	1,818	1,417
Accrued sales and use tax	18,385	14,828	17,441
Accrued self-insurance	14,837	15,269	15,694
Deferred revenue - gift cards and other	78,904	96,688	74,171
Income taxes payable	54,095	9,313	2,128
Property taxes	46,602	14,239	48,160
Sales return allowance	4,500	6,400	5,200
Other	22,820	21,761	21,426
Accrued expenses and other current liabilities	$314,289	$217,932	$232,046

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which became effective on October 1, 2020. The 2020 Omnibus Incentive Plan provides for the grant of certain equity incentive awards (each, an "Award"), such as options to purchase ASO, Inc. common stock (each, a "Stock Option") and restricted units that may settle in ASO, Inc. common stock (each, a "Restricted Stock Unit") to our directors, executives and eligible employees of the Company. Awards granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements (each, a "Service Option"), Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a "Service Restricted Stock Unit") and Restricted Stock Units that vest upon the satisfaction of time and performance and/or market based requirements (each, a "Performance Restricted Stock Unit"). The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of November 2, 2024, there were 4,111,000 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares under the ESPP and as of November 2, 2024, there were 1,531,484 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $6.3 million and $20.4 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. Equity compensation expense was $6.2 million and $26.1 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of income. For all Awards granted in 2023 and 2024, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the thirty-nine weeks ended November 2, 2024:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	419,538	129,041
Weighted average grant date fair value per Award	$63.16	$65.48
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of November 2, 2024:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$4,626,231	$28,364,732	$6,981,524
Weighted average life remaining in years	1.4	2.1	2.3

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$65,763	$99,978	$284,816	$351,023

Weighted average common shares outstanding - basic	70,319	74,461	72,047	75,809
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	164	177	295	301
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	100	155	112	159
Dilutive effect of Service Options	1,107	1,176	1,182	1,478
Dilutive effect of Performance Unit Options	84	88	87	119
Dilutive effect of ESPP Shares	—	—	21	27
Weighted average common shares outstanding - diluted	71,774	76,057	73,744	77,893

Earnings per common share - basic	$0.94	$1.34	$3.95	$4.63
Earnings per common share - diluted	$0.92	$1.31	$3.86	$4.51

Anti-dilutive stock-based awards excluded from diluted calculation	67	253	67	135

10. Commitments and Contingencies

Technology Related and Other Commitments
As of November 2, 2024, we have obligations under technology-related, construction and other contractual commitments in the amount of $107.9 million. Of such commitments, approximately $52.3 million is payable in the next 12 months.

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
As previously disclosed, in May and December 2023, U.S. Customs and Border Protection ("CBP") notified us that we owed additional duties relating to certain products that we imported from China that CBP believed were subject to certain anti-dumping and/or countervailing duties. While we contested CBP’s determination, we were required to deposit with CBP duties relating to these products (the “AD/CVD deposits”), which are included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. In January 2024, we requested a changed circumstances review of CBP’s determination by the U.S. Department of Commerce (the “DOC”). In April 2024, the DOC made a determination in the Company’s favor in connection with the changed circumstances review, and in May 2024, instructed CBP to begin the process of issuing refunds to the Company on the AD/CVD deposits. In August 2024, the Company received a full refund of the AD/CVD deposits. This matter is now resolved, and the refund is recorded as cash within cash and cash equivalents on our unaudited condensed consolidated balance sheet for the quarter ending November 2, 2024.
Other than as discussed above, there have been no material developments during the fiscal quarter ended November 2, 2024, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of November 2, 2024, we have $10.0 million in related commitments through 2027, of which $5.9 million is payable in the next 12 months.

11. Subsequent Events
Our management evaluated events or transactions that occurred after November 2, 2024 through December 10, 2024, the issuance date of the consolidated financial statements, and identified the following matters to report:
Declaration of Dividend
On December 4, 2024, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended November 2, 2024, of $0.11 per share of the Company's common stock, payable on January 15, 2025, to stockholders of record as of the close of business on December 18, 2024.
Share Repurchase Authorization
On December 4, 2024, the Company's Board of Directors authorized a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the "2024 Share Repurchase Program"), and which replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

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
The following is a summary of the principal factors that make an investment in our securities speculative or risky (all of which are more fully described in the section entitled "Risk Factors" in the Annual Report, as the same may be updated by subsequent Forms 10-Q):
Risks Related to Our Business and Industry
•overall decline in the health of the economy and consumer discretionary spending;
•     our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•     risks associated with our reliance on internationally manufactured merchandise, including in China, which exposes us to various international risks, including potential tariffs, that could have a material adverse effect on our business and results of operations;
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended November 2, 2024 and our audited financial statements for the fiscal year ended February 3, 2024 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the "current quarter," "2024 third quarter," or similar reference refers to the thirteen week period ended November 2, 2024, and any reference to the "prior year quarter," "2023 third quarter" or similar reference refers to the thirteen week period ended October 28, 2023. Unless otherwise specified, all comparisons regarding the current period of 2024 are made to the corresponding period of 2023.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 32%, 21%, 26%, and 21% of our 2024 third quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of November 2, 2024, we operated 293 stores that range in size from approximately 40,000 to 137,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 19 contiguous states located primarily in the southern United States. Our stores are supported by approximately 23,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Beginning stores	282	268
Q1 new stores	2	1
Q2 new stores	1	1
Q3 new stores	8	5
Closed	—	—
Ending stores	293	275

Relocated stores	—	—

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
The comparable sales metric for the 2024 third quarter compares the thirteen and thirty-nine weeks ended November 2, 2024 versus the thirteen and thirty-nine weeks ended November 4, 2023. The prior year rate of decline in comparable store sales slowed in year-to-date 2024 compared to the two prior year periods, with a decrease of 5.9% in 2024 compared to 7.6% and 6.9% in 2023 and 2022, respectively. See the discussion on Net Sales below for factors contributing to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies that focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we recently implemented several innovative website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During the 2024 year-to-date third quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings. We are continually assessing the number of locations available that could accommodate our preferred size of stores in markets we would consider, and during 2024 we opened 11 new stores. We believe our real estate strategy has positioned us well for further expansion.

Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution, which consist primarily of payroll and benefits, distribution center occupancy costs and freight and are generally variable in nature relative to our sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including duties, commodity costs, freight costs, shrinkage (discussed below), inventory processing costs and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
We refer to loss or theft of inventory as "shrinkage" or "shrink". Over recent years, the United States retail industry, including Academy, has experienced a significant increase in inventory shrink, which has resulted in a negative impact to our gross margins. A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include store and corporate administrative payroll and payroll benefits, equity-based compensation, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 23.8% in the 2023 year-to-date third quarter to 25.5% in the 2024 year-to-date third quarter, which was primarily attributable to our store growth strategy as well as deleverage from decreased sales, partially offset by favorable reductions in equity compensation. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Number of new stores opened	8	5	11	7
Total pre-opening expenses incurred (in millions)	$5.6	$4.0	$10.2	$7.9
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
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily a result of changes in income before income taxes.

Results of Operations

Thirteen Weeks Ended November 2, 2024 Compared to Thirteen Weeks Ended October 28, 2023
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	November 2, 2024		October 28, 2023		Dollars	Percent
Net sales	$1,343,330	100.0%	$1,397,777	100.0%	$(54,447)	(3.9)%
Cost of goods sold	886,617	66.0%	915,136	65.5%	(28,519)	(3.1)%
Gross margin	456,713	34.0%	482,641	34.5%	(25,928)	(5.4)%
Selling, general and administrative expenses	365,239	27.2%	345,910	24.7%	19,329	5.6%
Operating income	91,474	6.8%	136,731	9.8%	(45,257)	(33.1)%
Interest expense, net	9,149	0.7%	10,930	0.8%	(1,781)	(16.3)%
Other (income), net	(6,406)	(0.5)%	(4,146)	(0.3)%	(2,260)	54.5%
Income before income taxes	88,731	6.6%	129,947	9.3%	(41,216)	(31.7)%
Income tax expense	22,968	1.7%	29,969	2.1%	(7,001)	(23.4)%
Net income	$65,763	4.9%	$99,978	7.2%	$(34,215)	(34.2)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $54.4 million, or 3.9%, in the 2024 third quarter from the prior year third quarter. This is primarily a result of decreased comparable sales, which was partially offset by $34.6 million of net sales, including e-commerce, generated by 18 new stores opened since the end of the 2023 third quarter. Since re-launching our new store program in 2022, we have opened 34 new stores, 16 of which have been open for at least twelve months. Over the last twelve months, those 16 stores have averaged approximately $13 million in net sales per store, including e-commerce. Performance of new stores in year one is highly dependent on which season the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 4.9% driven by lower comparable sales across all merchandise divisions, except outdoor, as a result of a 7.1% decrease in comparable transactions, partially offset by an increase in average ticket of 2.4%. The decrease of 3.9% in net sales was driven by decreased sales of 8.8% in the sports and recreation merchandise division, 8.6% in the apparel merchandise division and 7.5% in the footwear merchandise division, partially offset by increased sales of 7.0% in the outdoor merchandise division. Additionally, we experienced a challenging month in October 2024 with unseasonably warm temperatures across our footprint along with lapping the Rangers World Series run in the prior year, which collectively resulted in a decrease of 2.7% in net sales and 2.6% in comparable sales for the 2024 third quarter.
E-commerce net sales represented 8.8% of merchandise sales for the 2024 third quarter compared to 9.4% for the prior year third quarter.
Gross Margin. Gross margin decreased $25.9 million, or 5.4%, to $456.7 million in the 2024 third quarter from $482.6 million in the 2023 third quarter. As a percentage of net sales, gross margin decreased 50 basis points from 34.5% in the 2023 third quarter to 34.0% in the 2024 third quarter. The decrease of 50 basis points in gross margin was primarily attributable to:
•30 basis points of unfavorability in merchandise margin as a result of 40 basis points of margin deleverage due to increased penetration of our outdoor merchandise division from a 7.0% increase in outdoor net sales; and
•20 basis points of unfavorability due to increased supply chain costs associated with our transition to a new warehouse management system at our Georgia distribution center and increased freight costs.

Selling, General and Administrative Expenses. SG&A expenses increased $19.3 million, or 5.6%, to $365.2 million in the 2024 third quarter as compared to $345.9 million in the 2023 third quarter, primarily driven by our increased strategic investments of $17.5 million in new stores and technology as well as deleverage from decreased sales.
Interest Expense. Interest expense decreased $1.8 million, or 16.3%, in the 2024 third quarter when compared with the 2023 third quarter, resulting from a lower outstanding balance on our long-term debt driven by a voluntary prepayment of $100.0 million made on February 1, 2024.
Other (Income), net. Other (income), net, increased $2.3 million in the 2024 third quarter when compared with the 2023 third quarter, primarily driven by increased money market investments in the current year.
Income Tax Expense. Income tax expense decreased $7.0 million to $23.0 million for the 2024 third quarter as compared to $30.0 million in the 2023 third quarter, resulting primarily from a decrease in pre-tax income. The Company's effective income tax rate was 25.9% for the third quarter of 2024 compared to 23.1% for the third quarter of 2023. The increase in effective tax rate was primarily the result of a reduction in excess tax benefits for share-based compensation in 2024 compared to 2023.

Thirty-Nine Weeks Ended November 2, 2024 Compared to Thirty-Nine Weeks Ended October 28, 2023
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	November 2, 2024		October 28, 2023		Dollars	Percent
Net sales	$4,256,530	100.0%	$4,364,463	100.0%	$(107,933)	(2.5)%
Cost of goods sold	2,785,299	65.4%	2,851,261	65.3%	(65,962)	(2.3)%
Gross margin	1,471,231	34.6%	1,513,202	34.7%	(41,971)	(2.8)%
Selling, general and administrative expenses	1,087,287	25.5%	1,039,312	23.8%	47,975	4.6%
Operating income	383,944	9.0%	473,890	10.9%	(89,946)	(19.0)%
Interest expense, net	27,706	0.7%	33,473	0.8%	(5,767)	(17.2)%
Write off of deferred loan costs	449	—%	—	—%	449	NM
Other (income), net	(17,140)	(0.4)%	(11,482)	(0.3)%	(5,658)	49.3%
Income before income taxes	372,929	8.8%	451,899	10.4%	(78,970)	(17.5)%
Income tax expense	88,113	2.1%	100,876	2.3%	(12,763)	(12.7)%
Net income	$284,816	6.7%	$351,023	8.0%	$(66,207)	(18.9)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $107.9 million, or 2.5%, year-to-date 2024 compared to year-to-date 2023. This is primarily a result of decreased comparable sales, which was partially offset by $89.0 million of net sales, including e-commerce, generated by 18 new stores opened since the end of the 2023 third quarter. Since re-launching our new store program in 2022, we have opened 34 new stores, 16 of which have been open for at least twelve months. Over the last twelve months, those 16 stores have averaged approximately $13 million in net sales per store, including e-commerce. Performance of new stores in year one is highly dependent on which season the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 5.9% driven by lower comparable sales across all merchandise divisions as a result of a 6.4% decrease in comparable transactions, partially offset by an increase in average ticket of 0.5%. The decrease of 2.5% in net sales was driven by decreased sales of 6.7% in the sports and recreation merchandise division, 4.4% in the apparel division and 2.5% in the footwear division, partially offset by an increase of 3.4% in the outdoors merchandise division. Additionally, we experienced a challenging month in October 2024 with unseasonably warm temperatures across our footprint along with lapping the Rangers World Series run in the prior year, which collectively resulted in a decrease of approximately 1% in both net and comparable sales for the year-to-date 2024.
E-commerce net sales represented 9.2% of merchandise sales for year-to-date 2024 compared to 9.0% for year-to-date 2023.

Gross Margin. Gross margin decreased $42.0 million, or 2.8%, to $1,471.2 million for the year-to-date 2024 from $1,513.2 million for the year-to-date 2023. As a percentage of net sales, gross margin decreased 10 basis points from 34.7% for the year-to-date 2023 to 34.6% for the year-to-date 2024. The decrease of 10 basis points in gross margin was primarily attributable to:
•40 basis points of unfavorability in merchandise margin as a result of margin deleverage due to increased penetration of our outdoor merchandise division compared to year-to-date 2023; partially offset by
•30 basis points of favorability due to product cost management, including lower shipping costs compared to year-to-date 2023 due to increased fulfillment through our BOPIS program.
Selling, General and Administrative Expenses. SG&A expenses increased $48.0 million, or 4.6%, to $1,087.3 million for the year-to-date 2024 as compared to $1,039.3 million for the year-to-date 2023, primarily as a result of our increased strategic investments of $51.1 million in new stores and technology as well as deleverage from decreased sales.
Interest Expense. Interest expense decreased $5.8 million, or 17.2%, for the year-to-date 2024 when compared with the year-to-date 2023, resulting from a lower outstanding balance on our long-term debt driven by a voluntary prepayment of $100.0 million made on February 1, 2024.
Other (Income), net. Other (income), net, increased $5.7 million for the year-to-date 2024 when compared with the year-to-date 2023, primarily driven by higher interest rates on increased money market investments in the current year.
Write off of Deferred Loan Costs. Write off of Deferred Loan Costs increased by $0.4 million for the year-to-date 2024 when compared with the year-to-date 2023, in connection with the amendment in the 2024 first quarter that led to the write off of deferred loan costs on the ABL Facility for the year-to-date 2024.

Income Tax Expense. Income tax expense decreased $12.8 million to $88.1 million for the year-to-date 2024 as compared to $100.9 million for the year-to-date 2023, resulting primarily from a decrease in pre-tax income. The Company's effective income tax rate was 23.6% for the year-to-date 2024 compared to 22.3% for the year-to-date 2023. The increase in effective tax rate is primarily the result of a reduction in excess tax benefits for share-based compensation in 2024 compared to 2023.

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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$65,763	$99,978	$284,816	$351,023
Interest expense, net	9,149	10,930	27,706	33,473
Income tax expense	22,968	29,969	88,113	100,876
Depreciation and amortization	29,337	27,373	87,108	79,394
Equity compensation (a)	6,296	6,245	20,389	26,128
Write off of deferred loan costs	—	—	449	—
Adjusted EBITDA	$133,513	$174,495	$508,581	$590,894
Less: Depreciation and amortization	(29,337)	(27,373)	(87,108)	(79,394)
Adjusted EBIT	$104,176	$147,122	$421,473	$511,500

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$65,763	$99,978	$284,816	$351,023
Equity compensation (a)	6,296	6,245	20,389	26,128
Write off of deferred loan costs	—	—	449	—
Tax effects of these adjustments (b)	(1,593)	(1,531)	(4,926)	(5,909)
Adjusted Net Income	$70,466	$104,692	$300,728	$371,242

Earnings per common share:
Basic	$0.94	$1.34	$3.95	$4.63
Diluted	$0.92	$1.31	$3.86	$4.51
Adjusted Earnings per Share:
Basic	$1.00	$1.41	$4.17	$4.90
Diluted	$0.98	$1.38	$4.08	$4.77
Weighted average common shares outstanding:
Basic	70,319	74,461	72,047	75,809
Diluted	71,774	76,057	73,744	77,893

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$96,891	$57,476	$387,912	$301,042
Net cash used in investing activities	(62,707)	(42,345)	(136,445)	(150,191)
Adjusted Free Cash Flow	$34,184	$15,131	$251,467	$150,851

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On November 2, 2024, our cash and cash equivalents totaled $296.0 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.

Long-Term Debt
As of November 2, 2024, the Company's long-term debt and interest rates consist of (see Note 4 to the accompanying financial statements):
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.88% variable rate term-loan with $89.5 million in principal outstanding maturing November 6, 2027 and quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2024	2025	2026	2027	2028	After 2028	Total
Term Loan and related interest (1)	$2,619	$9,951	$9,508	$87,956	—	—	$110,034
Notes and related interest (2)	12,000	24,000	24,000	424,000	—	—	484,000
ABL Facility and related interest (3)	618	2,500	2,500	2,500	2,500	268	10,886

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Average funds drawn	$43	$—
Number of days with outstanding balance	3	—
Maximum daily amount outstanding	$3,900	$—
Minimum available borrowing capacity	$977,254	$985,447

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	November 2, 2024	February 3, 2024	October 28, 2023
Outstanding borrowings	$—	$—	$—
Issued letters of credit	9,258	11,553	11,553
Available borrowing capacity	990,742	881,445	988,447
Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2024 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at November 2, 2024. The following table summarizes our remaining operating lease obligations by fiscal year (amounts in thousands):

	2024	2025	2026	2027	2028	After 2028	Total
Operating lease payments (1) (2)	$38,948	$240,761	$237,067	$223,179	$204,941	$1,126,715	$2,071,611

(1) Minimum lease payments have not been reduced by sublease rentals of $2.0 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of November 2, 2024.
Share Repurchases
On November 29, 2023, the Board of Directors approved a new share repurchase program (the "2023 Share Repurchase Program") under which the Company was authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. The 2023 Share Repurchase Program did not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of November 2, 2024, the Company had $423.0 million remaining for share repurchases under the 2023 Share Repurchase Program (see Note 2 to the accompanying financial statements).

The following table summarizes our share repurchases for the year-to-date 2024 third quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 4, 2024 to May 4, 2024)	1,983,967	$61.71	$122,425
Second Quarter (May 5, 2024 to August 3, 2024)	1,809,856	54.09	97,900
Third Quarter (August 4, 2024 to November 2, 2024) (2)	1,044,027	51.19	53,441
Total Share Repurchase Activity	4,837,850	$56.59	$273,766

(1) Excludes the impact of unpaid excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2024 third quarter share repurchases.

On December 4 2024, the Board of Directors of the Company approved a new share repurchase program (the "2024 Share Repurchase Program", which will replace the 2023 Share Repurchase Program) under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (see Note 11 to the accompanying financial statements).

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2024 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 4, 2024 to May 4, 2024)	$0.11	$8,182	March 26, 2024
Second Quarter (May 5, 2024 to August 3, 2024)	0.11	7,921	June 20, 2024
Third Quarter (August 4, 2024 to November 2, 2024) (2)	0.11	7,739	September 19, 2024
Total Dividends Paid		$23,842
On December 4, 2024, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended November 2, 2024, of $0.11 per share of the Company's common stock, payable on January 15, 2025, to stockholders of record as of the close of business on December 18, 2024.

Capital Expenditures
The following table summarizes our capital expenditures for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 (amounts in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
New stores	$73,321	$75,156
Corporate, e-commerce and information technology programs	43,807	52,357
Updates for existing stores and distribution centers	18,738	24,450
Total capital expenditures	$135,866	$151,963

We expect capital expenditures for fiscal year 2024 to be between $185 million and $210 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2024:

2024
New stores	55%
Corporate, e-commerce and information technology programs	30%
Updates for existing stores and distribution centers	15%

We review forecasted capital expenditures throughout the year and will adjust or our capital expenditures based on business conditions at that time.
Cash Flows for the Thirty-Nine Weeks Ended November 2, 2024 and October 28, 2023

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$387,912	$301,042
Net cash used in investing activities	(136,445)	(150,191)
Net cash used in financing activities	(303,391)	(213,169)
Net decrease in cash and cash equivalents	$(51,924)	$(62,318)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities for the year-to-date 2024 increased $86.9 million, compared to the year-to-date 2023. This increase in cash was attributable to:
•$147.9 million net increase in cash flows provided by operating assets and liabilities; and
•$5.2 million net increase in non-cash charges; partially offset by
•$66.2 million decrease in net income.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$86.0 million increase in cash flows from accounts payable, due to timing of payments for increased merchandise inventories relative to the prior year period;
•$73.8 million increase in cash flows from prepaid expenses and other current assets, due to timing of payments relative to the prior year period; and
•$54.0 million increase in cash flows from accrued expenses and other current liabilities, primarily driven by a $25.5 million increase in accrued personnel costs related to bonuses and timing of payments; and
•$52.7 million increase in cash flows from income taxes payables, due to timing of payments relative to the prior year period; partially offset by
•$122.1 million decrease in cash flows from merchandise inventories, net due to lower sales in the current year period.

Investing Activities. Cash used in investing activities decreased $13.7 million in the year-to-date 2024 compared to the year-to-date 2023. The decrease in cash used in investing activities was primarily attributable to:
•$16.1 million lower capital expenditures, primarily driven by decreased spending related to Corporate, e-commerce, and information technology programs in the year-to-date 2024 compared to the year-to-date 2023.

Financing Activities. Cash used in financing activities increased $90.2 million in the year-to-date 2024, compared to the year-to-date 2023. The primary drivers of the increase were:
•$73.7 million increase in cash outflows primarily caused by an increase in repurchases and simultaneous retirement of common stock in the current year;
•$9.6 million decrease in proceeds from the exercise of stock options;
•$5.7 million increase in debt issuance fees paid during the current year as part of the ABL Amendment; and
•$3.3 million increase in dividends paid during the current year.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 10—Commitments to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

There have been no material developments during the fiscal quarter ended November 2, 2024, with respect to any of the matters discussed under the heading "Legal Proceedings" in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2024 third quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
August 4, 2024 to August 31, 2024	609,027	$49.30	609,027	$446,425,298
September 1, 2024 to October 5, 2024	—	$—	—	$446,425,298
October 6, 2024 to November 2, 2024	435,000	$53.83	435,000	$423,016,153
Total	1,044,027	$51.19	1,044,027	$423,016,153
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of excise taxes.
(c) On November 29, 2023, the Board of Directors of the Company authorized a share repurchase program (the "2023 Share Repurchase Program") under which the Company was authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. The 2023 Share Repurchase Program did not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of November 2, 2024, approximately $423.0 million remained available for share repurchases pursuant to the 2023 Share Repurchase Program (see Note 2 to the accompanying financial statements).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended November 2, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 10, 2024 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)