Form 10-K
period 2025-02-01
Academy Sports & Outdoors, Inc.
filed 2025-03-20
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2025
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq Stock Market LLC on August 2, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.4 billion.

As of March 13, 2025, Academy Sports and Outdoors, Inc. had 67,004,727 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definite proxy statement for its 2025 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the registrant's fiscal year end.

ACADEMY SPORTS AND OUTDOORS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report.

The forward-looking statements contained in this Annual Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC's website at www.sec.gov.

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

BASIS OF PRESENTATION

All references to “Academy”, “we”, “us,” “our” or the “Company” in this Annual Report and the accompanying financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation (“ASO, Inc.”) and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company’s sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company’s long-term debt and lessee of facilities.
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to “2021” “2022,” “2023,” and “2024” relate to our fiscal years ended January 29, 2022, January 28, 2023, February 3, 2024, and February 1, 2025, respectively, unless the context requires otherwise.

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
•risks associated with our reliance on internationally manufactured merchandise, including in China, which exposes us to various international risks, including additional tariffs;
•our ability to operate, update or implement our information systems;
•our ability to manage our inventory balances;
•our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•risks associated with our e-commerce business;
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
•the effectiveness of our marketing and advertising programs;
•our ability to attract, train and retain quality team members in sufficient numbers, increases in wage and labor costs, and changes in laws and other labor issues;
•our ability to protect against inventory shrink;
•payment-related risks;
•the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest;
•the geographic concentration of our stores;
•our ability to attract, retain and train key personnel;
•fluctuations in merchandise (including raw materials) costs and availability;
•any disruption in the operation of our distribution centers;
•our reliance on key personnel to support our existing business and future initiatives;
•our reliance on suppliers to supply us with merchandise that we purchase for resale;
•risks related to our private label brand merchandise;
•any failure of our third-party vendors of outsourced business services and solutions;
•harm to our reputation;
•quarterly and seasonal fluctuations in our operating results;
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
•risks related to product safety;
•risks related to climate change and other sustainability-related matters;
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

PART I

Item 1. Business
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended February 1, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the “Risk Factors” section of this Annual Report.

Who We Are
Academy Sports + Outdoors is a leading full-line sporting goods and outdoor recreation retailer in the United States. Originally founded in 1938 as a family business in Texas, we now operate 298 stores across 19 contiguous states as of February 1, 2025. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports & recreation and footwear (representing 30%, 27%, 23% and 20% of our 2024 net sales, respectively) through both leading national brands and a portfolio of 19 private label brands, which go well beyond traditional sporting goods and apparel offerings.

We believe the following attributes differentiate us from our competitors:
•Value-based assortment that enables our customers to participate and have fun, no matter their budget.
•Broad assortment that extends beyond sporting goods and apparel to outdoor recreation and is localized for individual stores.
•Emerging, growing and profitable omnichannel strategy that leverages our buy-online-pickup-in-store program (“BOPIS”) and shipping fulfillment capabilities.
•Strong customer loyalty, with opportunities to increase penetration in existing markets.
•Regional focus primarily in the southern United States with a growing presence in some of the fastest-growing Metropolitan Statistical Areas (or “MSAs”).
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

Our access to national brand and private label brand merchandise creates a comprehensive portfolio of value-based and diversified products, spanning various price-points, that differentiates our assortment from our peers. Our category, brand and price-point mix is unique to Academy and difficult to replicate at other retailers. Approximately 77% of our 2024 merchandise sales was comprised of national brand products, with the remainder coming from exclusive products in our portfolio of private label brands. No single brand we carry accounted for more than approximately 12% of our 2024 sales.

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
The retail sporting goods and outdoor recreation retail industry comprises six principal categories of retailers:
•Mass general merchants and department stores (examples: Walmart, Kohl’s, Target and Macy's) generally range in size from 50,000 to over 200,000 square feet and are typically located in shopping centers, free-standing sites or regional malls. Sporting goods merchandise and apparel and outdoor recreation products may represent a small portion of the total merchandise in these stores.
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

Merchandising

Our merchandise consists of a full range of industry-leading national brands and strong private brands providing our customers with diversified product categories of good, better, best price points. We deliver Academy’s unique product assortment through our strong partnerships with our vendors. In 2024, we purchased merchandise from approximately 1,500 vendors. For 2024, 2023 and 2022 no vendor represented more than 11% of our total purchases. Our relationships with key brands, on-trend private brands, and exclusive product offerings differentiates our assortment from our peers.

We have preferred access to hundreds of well-recognized national brands, such as Nike, including its Jordan Brand which we expect to launch starting in April 2025, Under Armour, adidas, Winchester, Columbia Sportswear, The North Face, Brooks, Skechers, Yeti, Stanley and Carhartt, which are critical to our market penetration. These and some of our other national brands rely on us to broaden their consumer reach, which fosters a mutually beneficial relationship when it comes to pricing and assortment, and we play a critical role in delivering customer volume for these brands. Our national brand assortment spans across each brand’s price spectrum, which we complement with an assortment of our private label brands priced below the national brand price spectrum. As such, we receive favorable product allocations from leading suppliers.

Our private label brand portfolio consists of 19 brands, including Magellan Outdoors, Academy Sports + Outdoors, BCG, O'rageous, Game Winner, Outdoor Gourmet, Freely and R.O.W. Our private label brand strategy focuses on in-filling categories and price points that our national brand products may not satisfy. Our private label brand offerings support and complement our overall merchandising strategy due to limited price-point overlap with national brands. Additionally, our private label brands generate strong brand equity and drive significant customer loyalty. Approximately 52% of our customers purchased a private label brand from us in 2024 and approximately 23% of our 2024 merchandise sales was comprised of private brand products.

As of February 1, 2025, we generally organized our merchandise in four divisions made up of sixteen categories as follows:

Division	Category	Primary product types

Outdoors	Camping	Coolers and drinkware, camping accessories and camping equipment
	Fishing	Marine equipment and fishing rods, reels, baits and equipment
	Hunting	Firearms, ammunition, archery and archery equipment, camouflage apparel, waders, shooting accessories, gun safes, optics, airguns and hunting equipment

Sports and Recreation	Fitness	Fitness equipment, fitness accessories and nutrition supplies
	Team sports	Team and specialty sports equipment, including baseball, football, basketball, soccer, golf, racket sports, volleyball, backpacks and sports bags
	Recreation	Patio furniture, outdoor cooking, wheeled goods (bicycles, skateboards and other ride-on toys), trampolines, play sets, watersports and pet equipment
	Front end	Sunglasses and front-end (consumables, batteries, etc.), electronics, and watches

Apparel	Outdoor and seasonal apparel	Outdoor apparel, seasonal apparel, denim, work apparel, graphic t-shirts and accessories
	Youth apparel	Boys and girls outdoor and athletic apparel
	Athletic apparel	Sporting apparel and apparel for fitness
	Licensed apparel	Professional and collegiate team licensed apparel and accessories

Footwear	Casual and seasonal footwear	Casual shoes, slippers, seasonal footwear and socks
	Work footwear	Work and western boots, shoes and hunting footwear
	Youth footwear	Boys and girls footwear
	Athletic footwear	Running shoes, athletic lifestyle and training shoes
	Team sports footwear	Team and specialty sports footwear and slides

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Merchandise sales
Outdoors	$1,739,876	$1,727,018	$1,819,418
Sports and recreation	1,357,811	1,452,377	1,488,187
Apparel	1,611,435	1,710,838	1,758,993
Footwear	1,187,605	1,235,643	1,291,227
Total merchandise sales (1)	5,896,727	6,125,876	6,357,825
Other sales (2)	36,723	33,415	37,248
Net sales	$5,933,450	$6,159,291	$6,395,073
(1)E-commerce sales consist of 10.5%, 10.7% and 10.7% of merchandise sales for 2024, 2023 and 2022, respectively.
(2)Other sales consist primarily of gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income, sales return allowance and other items.

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

Our stores average approximately 70,000 gross square feet, of which approximately 85% is dedicated to selling space. Our store locations are typically positioned adjacent to major highways or thoroughfares, allowing customers to easily locate our stores. We seek to position our stores in areas with certain population densities, demographics and other characteristics to maximize sales. These markets consist of metropolitan, suburban and smaller cities. Additionally, our stores are typically placed in retail centers adjacent to co-tenants who drive significant traffic. At this time, no stores are connected to malls. We seek to lease all of our stores in long-term lease agreements with third-party landlords, which typically range from 15 to 20 years. Of the 298 stores operated as of February 1, 2025, 296 are leased from third parties and two stores are owned by the Company.

We are active members of the communities in which we operate, and our long-time customers have grown up with Academy and passed their passion for us on to the next generation, enabling us to benefit from strong customer loyalty and shopping frequency.

As of February 1, 2025, the number of stores that we operated, exclusively in the U.S., by state was as follows:

State	Number of Stores
Texas	113
Georgia	20
Florida	19
Louisiana	18
North Carolina	17
Alabama	16
Tennessee	14
Oklahoma	13
Missouri	11
South Carolina	9
Arkansas	9
Mississippi	9
Indiana	8
Kansas	6
Kentucky	6
Illinois	3
Virginia	3
West Virginia	2
Ohio	2
298

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

We are focused on implementing and continually improving our customer centric marketing technologies, omnichannel services and experiences to save customers time and money while improving the long term health of our customer portfolio. In July 2024, we launched our myAcademy loyalty program, which provides us a powerful tool to build a deeper connection and understanding of our customers. The Academy Credit Card program, myAcademy loyalty program, and Academy Sports + Outdoors app are foundational to build loyalty among customers while providing a seamless omnichannel shopping experience.

We are committed to making a positive impact on the communities we serve and partner with over 542 organizations, including youth sports leagues that reach approximately 600,000 participants. We also partner with school districts, Historically Black Colleges and Universities (HBCUs), collegiate and professional sports properties, local parks, hunting and fishing organizations, military bases and local first responders.

Distribution Centers

We operate three distribution centers in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee. The distribution centers receive and store products from vendors and use sophisticated sorting and logistical equipment to fill the product needs of the retail store locations they serve, as well as to fulfill e-commerce orders. Our distribution centers are leased under long-term agreements. Third-party trucking companies are used to disburse inventory from the distribution centers to and from our stores. These distribution centers are strategically located throughout our footprint to efficiently serve our retail locations and have the capacity to service up to approximately 125 stores per distribution center.

Information Systems

Our information systems are critical to our day-to-day operations as well as to our long-term growth strategies. Our technology is integrated across multiple functions throughout the organization, providing the data analysis, automation and solutions necessary to support our communications, inventory and supply chain management, store operations, distribution, point-of-sale, e-commerce, customer, financial reporting and accounting functions. Our technology is the foundation of our merchandising and marketing functions; it processes our customers’ orders and integrates our e-commerce sales with stores. We are leveraging our data to make more informed decisions around inventory, marketing, store-level operations, and customer engagement. We have agreements with third parties to provide hosting services and administrative support for portions of our infrastructure, and utilize cloud-based systems in addition to those hosted on premises.

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

Our Team Members
Our mission is to provide “Fun for All” and a critical component to our success is our people. As of February 1, 2025, we employed approximately 22,000 team members in the U.S. and eleven team members in Hong Kong. Of those team members, approximately 45% were full-time and 55% were part-time. Our employment levels may fluctuate over the course of the year due to the seasonality of our business. None of our team members are covered by collective bargaining agreements. The Company believes that it has a good working relationship with its team members.

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

Our team member handbook outlines safety expectations, but we also empower our team members with knowledge and skills from various safety training courses during the onboarding process and on an ongoing basis through our learning engagement system with topics such as incident reporting, evacuation, active shooter response, hazardous materials, and heat safety. We continue to focus on developing and driving our safety-first culture through awareness, training, and actions to reduce the frequency and severity of safety incidents.

Information about our Executive Officers

Below is a list of our executive officers, their respective ages as of March 20, 2025 and a brief account of the business experience of each of them.

Name	Age	Position
Steven (Steve) P. Lawrence	57	Chief Executive Officer
Samuel (Sam) J. Johnson	58	President
Earl Carlton (Carl) Ford IV	47	Executive Vice President and Chief Financial Officer
Matthew (Matt) M. McCabe	54	Executive Vice President and Chief Merchandising Officer

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

We are a federally licensed firearms dealer, and we sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2024. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the United States Department of Justice announced a new policy to underscore zero tolerance for willful violations of the law by federally licensed firearms dealers that put public safety at risk. In the future, there may be increased federal, state or local regulation and enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability.

For additional information, see the risk factors herein in “Item 1A. Risk Factors” under the sub-caption “Legal and Regulatory Risks”.

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
The general conditions that affect U.S. consumer discretionary spending in our markets include:
•health of the economy;
•consumer confidence in the economy;
•wages, jobs and unemployment trends;
•public health events (such as pandemics and epidemics) and their effect on our customers, team members, vendors/suppliers and other stakeholders;
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
Our comparable sales, net sales per square foot, customer traffic or average value per transaction may be adversely affected if, for example, our customers reduce their purchases with us due to inflationary pressures, job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, higher taxes, reduced access to credit, falling home prices and lower consumer confidence. A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness. A prolonged period of depressed consumer spending could have a material adverse effect on our business.

Additionally, if the U.S. or global economy experiences a crisis or downturn, including any capital markets volatility or government intervention in the financial markets, or if the U.S. or global economy experiences a prolonged period of decelerating or negative growth, then our liquidity, capital resources or results of operations could be materially and adversely impacted. For example, although we typically generate funds from our operations to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including our ABL Facility, incremental term loan facilities and the equity and debt capital markets. Adverse financial and economic conditions, including as a result of increases in interest rates, may adversely affect our ability to draw on our ABL Facility, the ability of banks to honor draws on our ABL Facility or our ability to obtain incremental term loan facilities or access the equity and debt capital markets. In addition, adverse economic conditions could adversely affect our suppliers’ access to the capital and liquidity required to maintain their inventory, production levels, timeliness and product quality and to operate their businesses, which could adversely affect our supply chain, or could reduce our suppliers’ offerings of trade credit, customer incentives, vendor allowances, cooperative marketing expenditures and product promotions, which could adversely affect our results of operations. Adverse economic conditions could also make it difficult for both us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories or could adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The potential ongoing effects of an economic and financial crisis are difficult to forecast and mitigate. We may experience difficulties in operating and growing our operations to react to a U.S. or global financial or economic crisis or downturn. We may be unable, in such cases, to predict how robust a recovery of the U.S. or global economy will be or whether or not it will be sustained.

A significant portion of the merchandise that we sell is manufactured in foreign countries, including China, which exposes us to various international risks, including additional tariffs, that could have a material adverse effect on our business and results of operations.
A significant portion of the merchandise that we sell, including merchandise we purchase from domestic suppliers and much of our private label brand merchandise, is manufactured in countries such as China, Bangladesh, Vietnam, and Brazil. Foreign imports subject us to the risks of changes in import duties, quotas, loss of “most favored nation” status with the United States for a particular foreign country, delays in shipment, shipping port and ocean carrier constraints, supply and demand constraints, labor strikes, work stoppages, supply chain disruptions including those caused by extreme weather, natural disasters, public health events (such as pandemics) or other disruptions, freight cost increases and economic uncertainties (including the United States imposing anti-dumping or countervailing duty orders, tariffs, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ labor, environmental, corruption, workplace safety, or other business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability. For example, in late 2021, the United States Government enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumes goods produced in the Xinjiang Uyghur Autonomous Region of China, or with labor linked to specified Chinese government-sponsored labor programs, were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. Compliance with UFLPA could have a material adverse effect on our business, financial condition and results of operations. Merchandise or raw materials purchased from alternative sources may be of lesser quality or more expensive than the merchandise or raw materials we currently were to cause a disruption of trade from the countries in which our suppliers are located, our inventory levels may be reduced or the costs of our merchandise may increase.
The political, health, safety, security, and economic environments of the countries in which we or our vendors obtain merchandise or raw materials have the potential to materially affect our operations. In the event of disruptions or delays in supply due to economic, political, health, safety or security conditions in foreign countries or their relations with the United States, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. For example, during the COVID-19 pandemic in China, we experienced a temporary closure of third party manufacturer facilities, interruptions in labor and product supply, and restrictions on the export or shipment of our products, which resulted in disruptions in our supply chain in China. Also, for example on February 10, 2025 the Trump Administration has imposed 25% duties on all imports of steel, aluminum, and their derivative products, effective March 12, 2025. The imposition of trade tariffs, sanctions or other regulations against merchandise imported by us, or the loss of “normal trade relations” status with the countries in which we or our vendors obtain merchandise or raw materials, could significantly increase our cost of products imported into the United States and harm our business. Additionally, the prices charged for the merchandise that we purchase by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar.

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

General trade tensions between the United States and China began escalating in 2018, with the Trump administration ultimately imposing multiple rounds of tariffs on imports from China, where we and many of our vendors source commodities. As a result, we have experienced rising inventory costs on private label brand products we directly source from China, as well as national brand products from China that we source through our vendors. These higher inventory costs have resulted in higher prices and/or lower margins, thus resulting in a negative impact to sales and/or gross margin. These tariffs have had an adverse effect on our business, financial condition and results of operations. In response to the tariffs, we have sought alternative suppliers or vendors, raised prices, and made changes to our operations. On February 1, 2025, and again on March 4, 2025, President Trump issued executive orders increasing the tariff on products from China to 20% on top of any preexisting tariffs. As a result, China has imposed retaliatory tariffs on the United States. The continuation or escalation of the U.S.-China trade tensions could have further adverse effects on our sales and profitability, results of operations and financial condition.
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
If we are not successful in managing our inventory balances, our sales may decline and our results of operations may be negatively affected.
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

If we are unable to predict or effectively react to changes in consumer tastes and preferences, or if we fail to obtain access to, and sell brand name merchandise at competitive prices, then we may lose customers and our sales may decline and our results of operations may be negatively affected.
The level of success we achieve is dependent on, among other factors, the frequency of merchandise and service innovations, how accurately and timely we predict consumer tastes and preferences regarding sporting goods and outdoor recreation merchandise, the level of consumer demand, the availability of merchandise, the related impact on the demand for existing merchandise, and the competitive environment. Our products must appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. We must identify and obtain access to a broad assortment of brands and styles, to enable us to offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand as we often purchase products from our vendors several months in advance of the proposed delivery. Our failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our merchandise and services and our market share, which could have a material adverse effect on our net sales and results of operations.
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
•escalating costs of sporting and outdoor activities due to adverse changes in economic conditions, including inflation, rising fuel prices, rising participation fees and rising sporting license fees; and
•severe weather and natural or man-made disasters (e.g., an oil spill closing large areas of hunting or fishing), including heat waves, freezes, hurricanes, tornadoes, large storms and floods.
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
Our business is highly dependent upon our ability to purchase brand name merchandise from our vendors at competitive prices. We cannot guarantee that we will be able to acquire such brand name merchandise at competitive prices or on competitive terms in the future. In this regard, brand name merchandise that is in high demand may be allocated by brand name vendors based upon the vendors’ internal criterion which is beyond our control. If we lose any of our brand name vendors or if any of our brand name vendors fail to supply us with their brand name merchandise, we may not be able to meet the demand of our customers for brand names merchandise.
Our e-commerce activities expose us to various risks that could have a material adverse impact on our overall results of operations.
Our customers are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and on-line for our products. Our business has become increasingly omnichannel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. We utilize our own e-commerce platform that allows us to control our customer experience without relying on a single third-party provider. Maintaining and continuing to improve our e-commerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, artificial intelligence initiatives, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. Our e-commerce operations are subject to numerous risks that could have a material adverse impact on our overall results of operations, including:

•expansion of our sales across the United States, thereby, subjecting us to the regulatory and other requirements of the 50 states;
•website operating issues, including website availability, system reliability, website operation, Internet connectivity, website errors, computer viruses, telecommunication failures, electronic break-ins or similar disruptions;
•overall website design and functionality, including search capabilities;
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
Our e-commerce activities also carry challenges such as identifying our e-commerce customer, marketing our website, establishing a profitable on-line merchandising mix, managing shipping costs to our customers, setting prices to compete against other on-line retailers, maintaining accurate website content and functionality, timely and accurately fulfilling orders, integrating our e-commerce business with our store operations, and growing the operation as part of our overall strategic plan. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential e-commerce customers to consider our competitors. Offering products through our e-commerce platform could also cause some of our current or potential vendors to consider competing internet or mobile offerings of their products either on their own or through competing distributors. If we do not successfully manage the risks and navigate the challenges associated with our e-commerce activities, it could have a material adverse effect on our results of operations. Further, governmental regulation of e-commerce continues to evolve in such areas as marketing and advertising, taxation, privacy, data protection and privacy, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of online payment services, the design and operation of websites and the characteristics and quality of products and services. Unfavorable changes to regulations in these areas could have a material adverse impact on our e-commerce activities.
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
The security of our information systems (including our technology infrastructure and networks, third party services, artificial intelligence, and hosted and on-premises software) and data (including from our customers, team members and partners) is critical to our business as a retailer, and we devote significant resources to protecting our information systems and data. In order to operate our business and to provide products and services to our customers, we collect, source, store, maintain, and process data that can be used to identify a person (i.e., personal data or personally identifiable information), including customers, partners, and team members, along with our intellectual property and proprietary business information. We share data with third parties for further processing consistent with applicable terms and conditions. Our retail stores and online operations depend on the secure transmission and processing of confidential information and the continued operation of information systems necessary to perform store operations and to process transactions. Our customers provide payment card and gift card information, alternative payment information, and other personal information to purchase products or services, enroll in promotional programs, apply for credit, create accounts and make purchases on our website or mobile applications, participate in our loyalty program, or otherwise communicate and interact with us. Job applicants provide personal information in connection with their employment application and our team members provide personal information in connection with their continued employment. We may share information about individual persons with partners assisting with certain aspects of our business. Some personal data and personally identifiable information may be deemed sensitive or otherwise protected under applicable laws or regulations and may be subject to specific requirements for collection, processing, sharing, security, and disposal.

We and our partners rely on commercially available information security technology and industry standard operational practices for collecting, storing, maintaining, transmitting, protecting, and processing data. Despite our security measures, we may not be able to anticipate, prevent, and stop future cybersecurity incidents, including attacks to our information systems and data and those of our partners. Threat actors may have the ability to defeat our security measures and may obtain access to data (including personal data or personally identifiable information) that we hold relating to us and our customers, team members, and vendors, or may cause operational harm. For example, ransomware events could cause key systems to be unavailable for use, or credential stuffing attacks of customer accounts on our website could cause customer privacy breaches and unauthorized charges to payment or gift cards, or phishing/smishing attacks, in which attackers masquerade as a trustworthy entity in an electronic communication (including email or text message), could gain control of a user's device and/or credentials. The techniques used by threat actors to attack or access information systems and data evolve and may not be recognized until or after being launched against a target. We may not have the resources or technical sophistication to anticipate, prevent or stop new or evolving cybersecurity incidents, including attacks to our information systems and data and those of our partners. We may also be vulnerable to breaches due to human error or other disruptions, including data privacy breaches by employees, insiders or others with authorized access, or other cybersecurity incidents. As new and improved technologies and methodologies become available to threat actors (for example, artificial intelligence), increased risks and currently unknown vulnerabilities could result in significant future expenditures related to our information systems, technology infrastructure and operations. A future cybersecurity incident could also (1) result in unauthorized access, disclosure, loss, or misuse of our intellectual property, proprietary information, or team member, customer or supplier data, (2) attract substantial media attention, (3) damage our relationships with our customers, team members, and partners, (4) cause a loss of confidence in us or cause us to violate applicable privacy laws and obligations, (5) expose us to costly government enforcement actions or private litigation and financial liability (possibly beyond our insurance coverage), (6) increase the costs we incur to protect against or remediate cybersecurity incidents and vulnerabilities, (7) result in additional costs and operational activities to comply with consumer protection and data privacy laws and obligations, and/or (8) disrupt our operations and distract our management and other key personnel from performing their primary operational duties, any of which could adversely affect our reputation, competitiveness, business, results of operations, and financial condition. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.
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
The data privacy and cybersecurity regulatory environment is constantly changing, with new and increasingly rigorous or complex requirements. Consumer data privacy, cybersecurity, artificial intelligence, and related laws and related regulations have been enacted and additional laws and regulations are under consideration by various state and federal legislatures and regulatory authorities. Maintaining compliance with those requirements may require significant effort, cost, new or improved technical capabilities, and changes to our business practices, and may limit our ability to obtain or use data to provide a personalized customer experience or to engage in certain marketing practices. In addition, any alleged or actual failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits, reputational damage, and other risks and costs that may be difficult to anticipate but could become material.
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
A significant disruption to our distribution network or the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
We rely upon various means of transportation, including ships and trucks, to deliver products from vendors to our distribution centers and from our distribution centers to our stores. Consequently, our results can vary depending upon numerous factors affecting transportation, including the price of fuel and the availability of trucks and ships. The price of fuel and demand for transportation services has fluctuated significantly over the last few years, and has resulted in increased costs for us and our vendors. For example, during fiscal 2021, we experienced a period of decreased or delayed supply and high inflation as a result of increased competition across the industry for resources, which constrained the supply chain and negatively impacted our transportation and inventory costs. While we have seen some improvement to these constraints, resulting in decreased freight costs over the past couple of years, we may from time to time experience decreased or delayed supply. In addition, changes in regulations may result in higher fuel costs through taxation, transportation restrictions or other means. Fluctuations in transportation costs and availability could adversely affect our results of operations.
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
Our growth strategy includes opening stores in existing markets and, from time to time, new markets. We must successfully choose our store sites, execute favorable real estate transactions on terms that are acceptable to us, construct and equip the stores with furnishings and appropriate merchandise, hire and train competent personnel and effectively open and operate these new stores and integrate the stores into our operations, and we may need to expand our distribution infrastructure, including the addition of new distribution centers. Our plans to increase our number of retail stores will depend in part on the availability of existing vacant retail stores or developable store sites. The availability of second-generation retail store space and developable store sites (i.e., land and redevelopment sites) that meet our criteria is very low. In addition, land prices and lease rents have continued to increase due to various macroeconomic factors. Further, a lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. We cannot expect that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs, available credit to landlords and developers and landlord bankruptcies could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

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
In addition, our expansion in new and existing markets may present competitive, merchandising, marketing, human resources, distribution and regulatory challenges that differ from our current challenges, including expanding and improving our operating capabilities, competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, maintaining our levels of customer service, training our store team members, additional information to be processed by our management information systems and diversion of our management’s attention from operations, such as the control of inventory levels in our stores. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to meet new challenges in expanding in new and existing markets, our sales could decrease and our operating costs could increase.
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
Brand marketing and advertising significantly affect sales at our locations, as well as e-commerce sales. Our marketing and advertising programs may not be successful, which may prevent us from attracting new customers and retaining existing customers. If sales decline, we will have fewer funds available for marketing and advertising, which could materially and adversely affect our revenues, business and results of operations. As part of our marketing efforts, we rely on print, television and radio advertisements, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain customers. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased customer or team member engagement. Customers are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other customers about quality, responsiveness and customer service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose customers and our sales could decline.

Our failure to attract, train and retain quality team members in sufficient numbers, increases in wage and labor costs, and changes in laws and other labor issues could adversely affect our business.

The success of our business depends significantly on our ability to hire and retain quality team members, including store managers, Enthusiasts and other store team members, distribution center team members and corporate directors, managers and other personnel. We plan to expand our team member base to manage our anticipated growth. Competition for non-entry-level personnel, particularly for team members with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store team members are in entry-level or part-time positions that historically have high rates of turnover, which can lead to increased training and retention costs, particularly if employment opportunities increase. We are also dependent on the team members who staff our distribution centers, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, changes in immigration laws, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impacts of man-made or natural disasters, such as tornadoes, hurricanes, and public health events. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including immigration/visa processing) or government programs, safety levels of our operations, and our reputation within the labor market.
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
Although none of our team members are currently covered under collective bargaining agreements, we cannot guarantee that our team members will not elect to be represented by labor unions in the future. If some or all of our entire workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practice, it could have a material adverse effect on our business, financial condition and results of operations.
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
For our sales to our customers, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply or increase our costs of compliance. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could harm our brand, reputation, business and results of operations.
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
Unforeseen events, including public health events, such as pandemics, natural disasters, such as earthquakes, hurricanes, tornadoes, freezes, snow or ice storms, floods and heavy rains, heatwaves, and man-made disasters, such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as affect the behavior of our consumers. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores. Global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Socio-political factors, such as foreign wars, civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our supply chain or store base, may also result in decreased discretionary spending, property damage and/or business interruption losses. For example, we may face losses related to the civil unrest in the United States, such as that which occurred in late May 2020 in response to reported incidents of police violence. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business, resupply or staff our stores, distribution centers or corporate headquarters or fulfill our e-commerce orders, especially during peak shopping seasons, and through lost sales and any precautions that we may take may not be adequate to mitigate the impact of such events. If these events impact areas in which we have our corporate headquarters, distribution centers, a concentration of retail stores or vendor sources or foreign and/or U.S. ports, such events could have a material adverse effect on our business, financial condition and results of operations.
Our stores are located primarily in the southern United States which could subject us to regional risks.
Because our stores are located primarily in the southern United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes. Man-made disasters, such as an oil spill in the Gulf of Mexico, a nuclear power plant crisis or other events, may also impact our regional area. We sell a significant amount of merchandise related to outdoor activities which can be adversely affected by such events that may postpone the start of or shorten sports seasons or inhibit participation in other outdoor activities or otherwise have a significant impact on our operations. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. If there is a regional economic downturn or any other adverse regional event in the southern United States, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program.

Fluctuations in merchandise costs, increases in commodity prices and other factors could negatively impact our consolidated and combined results of operations.
The cost of our merchandise is affected, in part, by the price of raw materials. A substantial rise in the price of raw materials, including as a result of increases in commodity prices and tariffs on them, could dramatically increase the costs associated with manufacturing the merchandise that we purchase from our suppliers, which could cause the price of our merchandise to increase and could have a negative impact on our sales and profitability. If we increase the price for our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations.
A disruption in the operation of our distribution centers would affect our ability to deliver merchandise to either our stores or customers, which could adversely impact our revenues and harm our business and financial results.
We operate three distribution centers located in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee, to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution centers. A disruption or a prolonged interruption in the operations at any of these distribution centers or third-party transportation providers due to a work stoppage, labor shortage, operations significantly below historical efficiency levels, supply chain disruption, public health events (such as pandemics), severe weather (such as tornadoes) or natural or man-made disasters (including events that may be caused or exacerbated by climate change), system failures or cyber incidents, slowdowns or strikes, acts of terror or other unforeseen events in the areas or regions of these facilities could impair our ability to adequately stock our stores, process returns of products to vendors and ship products to our e-commerce customers, thereby adversely affecting our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to reopen or replace these distribution centers.
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

We depend on approximately 1,500 suppliers to supply us with the merchandise we purchase for resale and our significant dependence on these suppliers exposes us to risks associated with disruption in supply and losses of merchandise purchasing incentives that could have a material adverse effect on our business and results of operations.
We depend on approximately 1,500 suppliers to supply us in a timely and efficient manner with the merchandise we sell. Our significant dependence on these suppliers exposes us to various risks that could have a material adverse effect on our business and results of operations. In 2024, purchases from our largest vendor represented approximately 11% of our total inventory purchases. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. If there is a disruption in supply from a principal supplier (which can occur for various reasons in or out of the control of these suppliers, including as a result of public health emergencies, and measures taken by the Chinese government or other governments in response to such events), we may experience merchandise out-of-stocks, delivery delays or increased delivery costs, or otherwise be unable to obtain the same merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all, which could materially affect our results of operations and our customers’ confidence in us. For example, during fiscal 2021, we began to see increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we experienced a period of decreased or delayed supply and high inflation which negatively impacted transportation and inventory costs. Over the past year, we have seen improvement to these constraints, resulting in decreased freight costs. Fluctuations in the supply chain or changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) have the potential to increase our expenses and adversely affect our results of operations. The formation and/or strengthening of business partnerships between our suppliers and our competitors could directly alter the available supply of merchandise we desire to sell, which could have a material adverse effect on the level of customers purchasing merchandise from us and, thus, our results of operations. Further, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or e-commerce companies. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations.
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
Negative publicity or perceptions involving us or our brands, products, team members, operations, vendors, spokespersons, or marketing and other partners may negatively impact our reputation and adversely impact our ability to attract and retain customers, team members, vendors and/or other partners. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition. Issues that might pose a reputational risk include failure of our cybersecurity measures to protect against cybersecurity incidents, product liability and product recalls, our social media activity, our handling of issues relating to corporate responsibility matters, including our response to such matters, failure to comply with applicable laws and regulations or enforce our own policies, our policies related to the sale of firearms, ammunition and accessories, our policies relating to public health, public stances on controversial social or political issues, concerns surrounding labor, environmental, workplace safety and other practices that may vary from U.S. standards in any of our foreign manufacturers, whether directly or indirectly, and any of the other risks enumerated in these risk factors. As part of our marketing efforts, we rely on social media platforms and other digital marketing to attract and retain customers. A variety of risks are associated with our social media activity and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our customers, team members or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to us or our brands, products, team members, operations, vendors, spokespersons or partners could harm our business, results of operations and financial condition, regardless of the information’s accuracy, and the harm may be immediate without affording us an opportunity for redress or correction. It may be difficult to address negative publicity across media channels, regardless of its accuracy or the reputability of its source, and this challenge could be further exacerbated by fictitious media content, such as content produced by generative artificial intelligence or bad actors. Furthermore, the prevalence of news coverage, the internet, and social media may accelerate and increase the potential scope of any negative publicity we might receive and could increase the negative impact of these issues on our reputation, business, results of operations, and financial condition.
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
•lack of, or access to, new products or brands;
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
•the impact of competitive developments in our markets;
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
We operate in a complex regulatory and legal environment that exposes us to regulatory, compliance and litigation risks that could materially affect our operations and financial results. We are subject to regulation by numerous federal, state and local regulatory agencies and authorities, including the U.S. Consumer Product Safety Commission, Equal Employment Opportunity Commission, Department of Labor, Occupational Safety and Health Administration, Department of Justice (DOJ), Department of Treasury, Federal Trade Commission, Customs and Border Protection, Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF), Securities and Exchange Commission (SEC), Internal Revenue Service, or IRS, and Environmental Protection Agency and comparable state and local agencies.
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
•immigration laws and regulations;
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

We are a federally licensed firearms dealer and we sell firearms, ammunition, and related accessories. Firearms represented approximately 6% of our net sales in 2024. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the DOJ announced a new policy to underscore zero tolerance for willful violations of the law by federally licensed firearms dealers that put public safety at risk. In 2024, ATF (a law enforcement agency in the DOJ) revoked 147 federal firearms licenses and 157 in 2023, compared to 88 licenses revoked in 2022 and five in the last six months of 2021. In the future, there may be increased federal, state or local regulation or enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations.
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
Any insurance we carry, including the aforementioned insurance coverage, reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our operations. To offset negative insurance market trends, we may elect to self-insure, accept higher insurance deductibles or reduce the amount of insurance coverage in response to market changes. Additionally, we self-insure a portion of expected losses under our workers’ compensation, general liability, Academy, Ltd. Texas Work Injury Benefit Plan, and group health insurance programs. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. We use the services of independent actuaries for loss adjustment expense reserve analyses for the aforementioned lines of insurance. Liabilities associated with these lines of insurance are based on actual claim data and estimates of incurred but not reported claims, developed using actuarial methodologies, and may be based on historical claim trends, industry factors, claim development, as well as other actuarial assumptions. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition.
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
As of February 1, 2025, we had approximately $88.8 million outstanding under the Term Loan and $400.0 million outstanding under the Notes, all of which is secured. As of February 1, 2025, we had no borrowings outstanding under the ABL Facility (as defined in Note 4 of the accompanying financial statements), an available borrowing capacity under the ABL Facility of approximately $955.5 million (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $9.3 million, all of which were issued under the ABL Facility.
Our overall level of indebtedness requires that we dedicate a portion of our cash flows to debt service payments. The Term Loan (as defined in Note 4 of the accompanying financial statements) requires quarterly principal payments through September 30, 2027, and monthly cash interest payments through maturity. The ABL Facility, under which we had no borrowings as of February 1, 2025, matures on March 8, 2029. The Notes (as defined in Note 4 of the accompanying financial statements) require semi-annual payments of interest (in arrears) and matures on November 15, 2027.
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
Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of February 1, 2025, we had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $955.5 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan by up to the greater of (x) $480.0 million and (y) 100% of the Consolidated EBITDA (as defined in the Term Loan), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

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
Unless we remove or sunset some or all of these provisions, these anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

We have approximately 232 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under our New Academy Holding Company, LLC 2011 Unit Incentive Plan (the “2011 Equity Plan”), our 2020 Omnibus Incentive Plan (the “2020 Equity Plan”), and our 2020 Employee Stock Purchase Plan (the “ESPP”). Any common stock that we issue, including under our 2011 Equity Plan, 2020 Equity Plan, ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock in this offering. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Cybersecurity Governance

The Company has adopted a cross-functional and multi-management level approach to assessing and managing risks arising from cybersecurity threats. The audit committee of our Board of Directors (the “Audit Committee”) oversees the Company’s enterprise risk management program. As part of this oversight, the Audit Committee has primary responsibility for overseeing risks related to cybersecurity, although the full Board of Directors retains ultimate oversight over these risks. Cybersecurity is a standing agenda item of the Audit Committee’s regular quarterly meetings, where the Audit Committee reviews and discusses cybersecurity risks along with the Company’s cybersecurity programs and strategy with management. The Audit Committee receives reports and presentations from our Chief Information Officer (CIO) and our Chief Legal Officer (CLO) at its quarterly meetings on a range of topics, including our cybersecurity program and processes, our information systems, risk identification and mitigation strategies, the evolving cybersecurity threat landscape, regulatory developments, board education, and notable incidents or threats affecting the Company. From time to time between quarterly meetings, our CIO and CLO or other members of management may hold additional cybersecurity-related discussions with the Audit Committee. The Audit Committee regularly reports on its cybersecurity program oversight to the Board of Directors.

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

Our Cyber Security Committee, which is chaired by the CIO, and includes the CLO, the Chief Administrative Officer, and the Security Director among other team members, is a management committee chartered to oversee our cybersecurity program. The Cyber Security Committee meets at least quarterly and more frequently as appropriate to review and discuss the Company’s cybersecurity program. Our CIO and Security Director provide reports at each Cyber Security Committee meeting on cybersecurity program matters and initiatives. The Cyber Security Committee reviews any significant cybersecurity threats or incidents reported by the Security Director. The Cyber Security Committee elevates cybersecurity threats and incidents to the Audit Committee, CEO and CFO, Disclosure Committee, and crisis management team, as appropriate. Our Disclosure Committee, a cross-functional group consisting of accounting, legal, finance, investor relations, internal audit, and IT management personnel, is responsible for disclosures concerning material cybersecurity incidents and the Company’s cybersecurity practices.

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

We have adopted and maintain a Cyber Security Incident Response Plan (the “CSIRP”) to provide a standardized framework for responding to cybersecurity incidents. The CSIRP is a coordinated approach to investigate, contain, mitigate, and document cybersecurity incidents, including reporting and escalating findings as appropriate (including to the crisis management team). We also periodically engage external assessors, consultants, Payment Card Industry-Data Security Standards (PCI-DSS) auditors, or other third parties to assist with our cybersecurity program. When appropriate, we engage forensic investigators and legal counsel to investigate cybersecurity threats and incidents.

Based on the information available to us as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. Due to evolving cybersecurity threats, despite our security measures, we may not able to anticipate, prevent, and stop future cybersecurity incidents, including attacks to our information systems and data and those of our partners. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors”, which should be read in conjunction with the foregoing.

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
(1) Original lease commenced in 2007. Lease expires in 2032.
(2) Original lease commenced in 2015. Lease expires in 2035.
(3) Original lease commenced in 2012. Lease expires in 2027.
(4) Original lease commenced in 2007. Lease expires in 2032.
(5) Original lease commenced in 2011. Lease expires in 2038.
(6) Original lease commenced in 2014. Lease expires in 2039.
(7) Original lease commenced in 2020. Lease expires in 2027.

With the exception of two retail stores which we own, we lease all of our retail stores, distribution centers and corporate offices. Our initial store lease terms are typically 15 to 20 years with various renewal options and lease escalation structures. We believe that all of our leases are entered into at then-prevailing market lease rates. As of February 1, 2025, our combined leased and owned store square footage was approximately 20.6 million square feet.

Item 3. Legal Proceedings
The information set forth in Note 12 — Commitments to our consolidated financial statements included under Part IV, Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Academy's common stock began trading on the Nasdaq Stock Market LLC, or Nasdaq, under the symbol “ASO” on October 2, 2020. Prior to that date, there was no public market for our common stock.

Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq US Benchmark Retail Index and the Russell 3000 Index commencing October 2, 2020 (the Company’s initial day of trading) through January 31, 2025. All values assume a $100 initial investment at the opening price of the Company’s common stock on Nasdaq and assumes all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/2/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/28/2022
4/29/2022
7/29/2022
10/28/2022
1/27/2023
4/28/2023
7/28/2023
10/27/2023
2/2/2024
5/3/2024
8/2/2024
11/1/2024
1/31/2025
ASO, Inc.
Nasdaq US Benchmark Retail Index
Russell 3000 Index

Issuer Purchases of Equity Securities
The following table summarizes the repurchases and cancellations of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
November 3, 2024 to November 30, 2024	547,126	$48.62	547,126	$396,425,342
December 1, 2024 to January 4, 2025	422,561	56.46	422,561	676,151,069
January 5, 2025 to February 1, 2025	736,800	$55.22	736,800	635,475,139
Total	1,706,487	$53.41	1,706,487	$635,475,139
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding taxes related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of unpaid excise taxes.
(c) On November 29, 2023, the Board of Directors of the Company authorized a share repurchase program (the “2023 Share Repurchase Program”) under which the Company is authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. On December 4, 2024, the Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. As of February 1, 2025, approximately $635.5 million remained available for share repurchases pursuant to the 2024 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

Holders

As of March 13, 2025, there were 11 holders of record of ASO, Inc.'s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividends

We declared and paid our first quarterly cash dividend for the fourth quarter for fiscal 2021 and have paid a quarterly cash dividend consistently thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding quarterly dividend payments for 2024. However, we are not required to declare dividends. Any determination to pay future dividends to holders of our common stock will be subject to the discretion and approval of the Board of Directors and will depend upon many factors, including, the Company’s results of operations, liquidity, earnings, business strategy, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our Board of Directors deems relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended February 1, 2025 (“2024”) and the year ended February 3, 2024 (“2023”) should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended February 1, 2025 (this “Annual Report”). Year-to-year comparisons between 2023 and 2022 have been omitted from this Annual Report, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.
This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the “Part I. Item 1A. Risk Factors” section of this Annual Report.
Any reference in this Annual Report to “year” or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Unless otherwise specified, all comparisons or changes regarding 2024 are made to 2023.
All references in this discussion and analysis to “2024”, “2023” and “2022” or like terms relate to our fiscal years as follows:

Fiscal Year	Ended	Weeks
2024	February 1, 2025	52
2023	February 3, 2024	53
2022	January 28, 2023	52

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, apparel, sports & recreation and footwear (representing 30%, 27%, 23% and 20% of our 2024 net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
Our business is subject to seasonal fluctuations. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the August/September back-to-school selling season during the third quarter, the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter.
As of February 1, 2025, we operated 298 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 19 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Beginning stores	282	268	259
Q1 new stores	2	1	1
Q2 new stores	1	1	1
Q3 new stores	8	5	4
Q4 new stores	5	7	3
Closed	—	—	—
Ending stores	298	282	268

Relocated stores	—	—	—

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
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website or mobile app are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through our buy-online-pickup-in-store program (“BOPIS”). For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store.
Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various other factors affect comparable sales, including consumer preferences, buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than thirteen months.
The comparable sales metric for 2024 (52 week fiscal year) compares the fiscal year ending February 1, 2025 to the final 52 weeks of the fiscal year 2023 ended February 3, 2024. Fiscal year 2023 was a 53 week year. Merchandise net sales for the 2023 53rd week were $73.3 million.

Transactions and average ticket. We define transactions as the number of customer transactions for stores and e-commerce during a given period on a comparable sales basis. Transactions are influenced by customer traffic, the amount of customers that visited our stores or website, and sales conversion, the percent of those customers that made a purchase. We define average ticket as total sales divided by the number of transactions during a given period, which tells us the average amount the customer is spending on a purchase.

Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings Per Share and Adjusted Free Cash Flow. Management uses Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings Per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation. See “Non-GAAP Measures” below.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies, which focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we continue to implement several innovative website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During 2024, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the fiscal year 2024, we opened 16 new stores. We plan to open 20 to 25 stores in fiscal year 2025 and we are continuously evaluating available locations that meet our size requirements and market criteria. Our strategic real estate approach, including the 39 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.

Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution, which consist primarily of payroll and benefits, distribution center occupancy costs and freight and are generally variable in nature relative to our sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label brand merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including duties, tariffs, commodity costs, freight costs, shrinkage (discussed below), inventory processing costs, and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
We refer to loss or theft of inventory as “shrinkage” or “shrink.” A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 23.3% in 2023 to 24.8% in 2024. The majority of the increase in SG&A from the prior year was driven by investments in our growth initiatives, including costs related to new stores (such as additional property and facility fees, employee compensation costs and advertising costs). We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Number of new stores opened	16	14	9
Pre-opening expenses (in millions)	$13.9	$8.3	$5.5
During the fourth quarter of 2024, we closed on a sale-leaseback agreement involving a store property in Cypress, Texas. We determined that the sale-leaseback transaction qualifies as a sale in accordance with ASC 842 (See Note 11). In connection with the sale-leaseback transaction, we recognized a net gain of approximately $7.1 million in Selling, General, and Administrative expenses on the Consolidated Statements of Income.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. In 2022 and 2023, we utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings on our Term Loan. However, this prepayment in principal on our Term Loan was largely offset by increases made by the Federal Reserve to the federal funds benchmark rate during 2022 and 2023, resulting in a decrease in interest expense in 2024 compared to 2023.
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

Results of Operations
A discussion regarding Results of Operations and Analysis of Financial Condition for the fiscal year ended February 3, 2024, as compared to the fiscal year ended January 28, 2023, is included in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

2024 (52 weeks) Compared to 2023 (53 weeks)

The following table sets forth amounts and information derived from our Consolidated Statements of Income for the periods indicated as follows (dollar amounts in thousands):

		Fiscal Year Ended(a)				Change
		February 1, 2025		February 3, 2024		Dollars	Percent
	Net sales	$5,933,450	100.0%	$6,159,291	100.0%	$(225,841)	(3.7)%
	Cost of goods sold	3,921,990	66.1%	4,049,080	65.7%	(127,090)	(3.1)%
	Gross margin	2,011,460	33.9%	2,110,211	34.3%	(98,751)	(4.7)%
	Selling, general and administrative expenses	1,472,821	24.8%	1,432,356	23.3%	40,465	2.8%
	Operating income	538,639	9.1%	677,855	11.0%	(139,216)	(20.5)%
	Interest expense, net	36,873	0.6%	46,051	0.7%	(9,178)	(19.9)%
	Loss on early retirement of debt	—	0.0%	1,525	0.0%	(1,525)	(100.0)%
	Write off of deferred loan costs	449	0.0%	—	0.0%	449	100.0%
	Other (income), net	(36,908)	(0.6)%	(32,877)	(0.5)%	(4,031)	12.3%
	Income before income taxes	538,225	9.1%	663,156	10.8%	(124,931)	(18.8)%
	Income tax expense	119,778	2.0%	143,966	2.3%	(24,188)	(16.8)%
	Net income	$418,447	7.1%	$519,190	8.4%	$(100,743)	(19.4)%
(a)
Fiscal year 2023 consisted of 53 weeks compared with 52 weeks in fiscal year 2024. Merchandise net sales for the 53rd week in 2023 were $73.3 million.
* Percentages in table may not sum properly due to rounding.

Net Sales. Net sales decreased $225.8 million, or 3.7%, in fiscal year 2024 (a 52 week year) over fiscal year 2023 (a 53 week year). This is primarily a result of decreased comparable sales, which was partially offset by $88.5 million of net sales, including e-commerce, generated by 16 new stores opened since the end of the 2023 fiscal year. Since re-launching our new store program in 2022, we have opened 39 new stores, 23 of which have been open for at least twelve months. Over the last twelve months, those 23 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 5.1% driven by lower sales across all merchandise divisions as a result of a 6.3% decrease in comparable transactions, partially offset by an increase in average ticket of 1.2%. The decrease of 3.7% in net sales was driven by decreased sales of 6.5% in the sports and recreation merchandise division, 5.8% in the apparel division and 3.9% in the footwear division, partially offset by an increase of 0.7% in the outdoor merchandise division. Fiscal year 2024 was a 52 week year compared to fiscal year 2023, which was a 53 week year. Merchandise net sales for the 53rd week in 2023 were $73.3 million.
E-commerce sales represented 10.5% of merchandise sales for 2024 compared to 10.7% for 2023.

Gross Margin. Gross margin decreased $98.8 million, or 4.7%. As a percentage of net sales, gross margin decreased 40 basis points from 34.3% in 2023 to 33.9% in 2024. The decrease of 40 basis points in gross margin was primarily attributable to:
•30 basis points of unfavorability due to increased supply chain costs associated with our transition to a new warehouse management system at our Georgia distribution center and increased freight costs; and
•10 basis points of unfavorability in merchandise margin as a result of a higher sales mix of hard goods
Selling, General and Administrative Expenses. SG&A expenses increased $40.5 million, or 2.8%, to $1,472.8 million in 2024 from $1,432.4 million in 2023, primarily as a result of our increased strategic investments of $66.4 million in new stores and technology and deleverage from decreased sales. This was partially offset by an additional week of SG&A expense in the prior year of approximately $17.1 million as fiscal year 2023 was a 53-week year.
Loss on early retirement of debt. We utilized cash on hand to voluntarily prepay $100 million of outstanding borrowings under the Term Loan in February of 2024, which resulted in a loss on early retirement of debt of $1.5 million for 2023.
Write off of Deferred Loan Costs. Write off of Deferred Loan Costs increased by $0.4 million for the year-to-date 2024 when compared with the year-to-date 2023, in connection with the amendment in the 2024 first quarter that led to the write off of deferred loan costs on the ABL Facility.
Interest Expense. Interest expense decreased $9.2 million, or 19.9%, to $36.9 million in 2024 from $46.1 million in 2023 resulting primarily from a lower outstanding balance on our long-term debt, driven by a voluntary prepayment of $100.0 million under the Term Loan made on February 1, 2024.

Other (Income), net. Other (Income), net, increased $4.0 million in 2024 when compared to 2023, primarily driven by increased money market investments in the current year.

Income Tax Expense. Income tax expense decreased $24.2 million to $119.8 million in 2024 as compared to $144.0 million in 2023, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective tax rate for 2024 was 22.3% compared to 21.7% in 2023. The increase in effective tax rate was largely driven by the decrease in pre-tax income in the current year, as well as decreased permanent adjustments related to stock compensation awards during 2024.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Annual Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense and depreciation, amortization and impairment and other adjustments included in the table below. We define Adjusted EBIT as Adjusted EBITDA less depreciation and amortization. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus other adjustments included in the table below, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net income (a)	$418,447	$519,190	$628,001
Interest expense, net	36,873	46,051	46,441
Income tax expense	119,778	143,966	190,319
Depreciation and amortization	118,070	110,936	106,762
Equity compensation (b)	26,629	24,377	21,175
Loss on early retirement of debt	—	1,525	1,963
Write off of deferred loan costs	449	—	—
Adjusted EBITDA	$720,246	$846,045	$994,661
Less: Depreciation and amortization	(118,070)	(110,936)	(106,762)
Adjusted EBIT	$602,176	$735,109	$887,899

(a)
Net income for the year ended February 1, 2025, includes a $15.0 million gain pertaining to a litigation settlement and a $7.1 million gain on a sale-leaseback transaction, both of which occurred in the fourth quarter of 2024. Net income for the year ended February 3, 2024, includes a $15.9 million net gain relative to a credit card litigation settlement which occurred in the fourth quarter of 2023. Net income for the year ended January 28, 2023, included a $7.2 million gain from a business interruption insurance recovery and a $3.7 million gain from the sale of a tariff relief litigation claim, both of which occurred in the fourth quarter of 2022. See Note 2 of the accompanying financial statements.

(b)
Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors, timing and valuation of awards, achievement of performance targets and equity award forfeitures.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net income (a)	$418,447	$519,190	$628,001
Equity compensation (b)	26,629	24,377	21,175
Loss on early retirement of debt	—	1,525	1,963
Write off of deferred loan costs	449	—	—
Tax effects of these adjustments (c)	(6,038)	(5,621)	(5,382)
Adjusted Net Income	$439,487	$539,471	$645,757

Earnings per common share:
Basic	$5.87	$6.89	$7.70
Diluted	$5.73	$6.70	$7.49
Adjusted Earnings per Share:
Basic	$6.16	$7.16	$7.91
Diluted	$6.02	$6.96	$7.70
Weighted average common shares outstanding:
Basic	71,343	75,389	81,590
Diluted	73,048	77,469	83,895

(a)
Net income for the year ended February 1, 2025, includes a $15.0 million gain pertaining to a litigation settlement and a $7.1 million gain on a sale-leaseback transaction, both of which occurred in the fourth quarter of 2024. Net income for the year ended February 3, 2024, includes a $15.9 million net gain relative to a credit card litigation settlement which occurred in the fourth quarter of 2023. Net income for the year ended January 28, 2023, included a $7.2 million gain from a business interruption insurance recovery and a $3.7 million gain from the sale of a tariff relief litigation claim, both of which occurred in the fourth quarter of 2022. See Note 2 of the accompanying financial statements.

(b)
Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors including timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(c)	Represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$528,082	$535,779	$552,005
Net cash used in investing activities	(186,120)	(206,139)	(108,806)
Adjusted Free Cash Flow	$341,962	$329,640	$443,199

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and use cash to repurchase our common stock. We may fund our liquidity requirements through cash and cash equivalents, cash generated from operating activities, and borrowings under our ABL Facility (as defined below). On February 1, 2025, our cash and cash equivalents totaled $288.9 million. We believe our existing cash and cash equivalents, cash flows from operations, as well as availability under the ABL Facility, will be sufficient to fund our cash requirements for the foreseeable future.
Long-Term Debt

As of February 1, 2025, the Company's long-term debt consists of:
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.38% variable rate term-loan with $88.8 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand through September 30, 2027; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	Total
Term Loan and related interest (1)	$9,595	$9,159	$87,725	$—	$—	$106,479
Notes and related interest (2)	24,000	24,000	424,000	—	—	472,000
ABL Facility and related interest (3)	2,500	2,500	2,500	2,500	268	10,268
(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Average funds drawn	$32	$—	$—
Number of days with outstanding balance	3	—	—
Maximum daily amount outstanding	$3,900	$—	$—
Minimum available borrowing capacity	$955,495	$881,445	$935,550

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	February 1, 2025	February 3, 2024
Outstanding borrowings	$—	$—
Outstanding letters of credit	$9,258	$11,553
Available borrowing capacity	$955,495	$881,445

Leases

We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2024 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at February 1, 2025. In the fiscal year ended February 1, 2025, we opened 16 new locations. The following table summarizes our operating lease obligations by fiscal year:

	2025	2026	2027	2028	2029	After 2029	Total
Operating lease payments (1) (2)	$223,463	$243,129	$229,324	$211,665	$194,315	$1,017,626	$2,119,522
(1) Minimum lease payments have not been reduced by sublease rentals of $2.0 million due in the future under non-cancelable subleases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of February 1, 2025.

Share Repurchases

On November 29, 2023, the Board of Directors authorized a new share repurchase program (the “2023 Share Repurchase Program”) under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026.
Under the 2023 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other a non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2023 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2023 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
On December 4, 2024, the Company's Board of Directors authorized a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The following table summarizes our share repurchases for the fiscal year ended February 1, 2025 (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 4, 2024 to May 4, 2024)	1,983,967	$61.71	$122,425
Second Quarter (May 5, 2024 to August 3, 2024)	1,809,856	54.09	97,900
Third Quarter (August 4, 2024 to November 2, 2024)	1,044,027	51.19	53,441
Fourth Quarter (November 3, 2024 to February 1, 2025) (2)	1,706,487	53.41	91,146
Total Shares Repurchased	6,544,337	$55.76	$364,912
(1) Excludes the impact of excise taxes.
(2) See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further detail on the 2024 fourth quarter share repurchases.

Dividends

The following table summarizes our quarterly dividend payments for the fiscal year ended February 1, 2025 (amounts in thousands, except per share amounts):

	Dividends Paid per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 4, 2024 to May 4, 2024)	$0.11	$8,182	March 26, 2024
Second Quarter (May 5, 2024 to August 3, 2024)	$0.11	7,921	June 20, 2024
Third Quarter (August 4, 2024 to November 2, 2024)	$0.11	7,739	September 19, 2024
Fourth Quarter (November 3, 2024 to February 1, 2025)	$0.11	7,621	December 18, 2024
Total Dividends Paid		$31,463

On March 6, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend with respect to the quarter ended February 1, 2025 of $0.13 per share of common stock, payable on April 17, 2025, to stockholders of record as of the close of business on March 25, 2025.

Capital Expenditures

The following table summarizes our capital expenditures for the periods shown (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
New stores and relocations	$107,703	$100,419	$42,735
Corporate, e-commerce, and information technology programs	70,474	81,992	50,019
Updates for existing stores and distribution centers	21,412	25,359	15,550
Total capital expenditures	$199,589	$207,770	$108,304

We expect capital expenditures for fiscal year 2025 to be between $220 million and $250 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2025:

2025
New stores	60%
Corporate, e-commerce, and information technology programs	20%
Updates for existing stores and distribution centers	20%

We review forecasted capital expenditures throughout the year and will adjust our capital expenditures based on business conditions at that time.

Cash Flows

Our Consolidated Statements of Cash Flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$528,082	$535,779	$552,005
Net cash used in investing activities	(186,120)	(206,139)	(108,806)
Net cash used in financing activities	(400,953)	(318,865)	(592,052)
Net increase (decrease) in cash and cash equivalents	$(58,991)	$10,775	$(148,853)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday inventory increase being the most significant.

Cash provided by operating activities in 2024 decreased $7.7 million compared to 2023. This decrease is attributable to:

•$100.7 million decrease in net income; partially offset by
•$28.0 million net increase in non-cash charges offset by a $7.1 million gain, net of fees, on a sale-leaseback transaction in the fourth quarter of fiscal year 2024 (see Note 11); and
•$71.7 million net increase in cash flows provided by operating assets and liabilities.

The increase in cash flows from operating assets and liabilities was primarily attributable to:

•$208.1 million increase in cash flows from accounts payable, due to timing of payments for increased merchandise inventories relative to the prior year period;
•$40.1 million increase in cash flows from prepaid expenses and other current assets primarily due to an increase of $25 million related to a legal settlement in the fourth quarter of 2024 as well as timing of payments relative to the prior year period; and
•$38.7 million increase in cash flows from accrued expenses and other current liabilities, partially offset by
•$204.0 million decrease in cash flows from merchandise inventories, net due to lower sales in the current year period; and
•$22.9 million decrease in cash flows from income taxes payables, due to timing of payments relative to the prior year period

Investing Activities. Cash used in investing activities decreased $20.0 million in 2024 compared to 2023. The decrease in cash used in investing activities is primarily related to:

•$8.2 million decrease in capital expenditures, primarily driven by decreased spending related to Corporate, e-commerce, and information technology programs in the year-to-date 2024 compared to the year-to-date 2023; and
•$14.2 million increase in cash inflows from proceeds from a sale-leaseback transaction related to our retail store in Cypress, TX (see Note 11).

Financing Activities. Cash used in financing activities increased $82.1 million in 2024, compared to 2023. The primary drivers of the increase were:

•$162.1 million increase in cash outflows primarily caused by an increase in repurchases and simultaneous retirement of common stock in the current year; and
•$12.3 million decrease in proceeds from the exercise of stock options; partially offset by
•$100 million decrease in cash outflows due to the prepayment of $100 million on our Term Loan in fiscal year 2023

Future Liquidity

We expect our existing cash balances, internally generated cash flows and available borrowings under our ABL Facility will be fulfill anticipated obligations such as capital expenditures, dividends, stock repurchases, working capital needs and scheduled debt maturities for the foreseeable future. As of February 1, 2025, we had $955.5 million of available capacity under our ABL Facility and $288.9 million of cash and cash equivalents.

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

Merchandise Inventories

Description: Merchandise inventories are stated at the lower of weighted average cost and net realizable value. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation reserves.

Judgments and Uncertainties: We record an inventory reserve for the estimated shrinkage between physical inventories on a location by location basis. We perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate to sales for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates for receivables as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory.

Impact of Assumptions: For inventory shrinkage, our reserves may be inaccurate if our historical physical inventory shrinkage rates, used in our assumptions, differ significantly from actual rates due to consistent misses to our accrual. However, due to the frequency with which we perform full physical inventory counts, our assumptions are regularly updated, and we constantly analyze the physical inventory results to our accruals and, where necessary, adjust our store accruals to compensate for consistent patterns identified. We have not had a history of significant differences to our reserves for vendor allowances, and the assumptions generally do not have a significant impact on reserves since they are typically short-term and contractual in nature. We book a reserve for inventory permanently marked down below the inventory’s historical cost. Additionally, for slow moving or obsolete inventory, we book reserves based on historical margins received for marked down inventory with similarly slow historical sell-through rates. A 20% decrease in assumed margins would not have a material impact to our financial statements. We believe our long history of operations has given us sufficient data to enable us to accurately predict these reserves.

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

Our quantitative assessment for determining the fair value of our reporting unit includes using an estimated discounted cash flow model (income approach) and market value approach. The output of this assessment is an estimated fair value for our reporting unit that is compared to its carrying value to determine whether an impairment charge is necessary. The income approach uses a discounted cash flow analysis of our projected long-term future company income, and the market value approach is based on earnings multiples for a comparable set of public companies as well as guideline transactions. These approaches use key input assumptions such as our projected future operating results, the discount rate, the weighting for each valuation approach and the comparable set of companies and transactions.

Impact of Assumptions: The assumptions used to project long-term company income consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Additionally, the long-term company income projections also contain a projection of future company costs such as wages, freight and transportation, and advertising. Actual long-term company income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term company income, assumptions are made to develop the discount rate, which is based on an assumed risk-free rate, and an equity risk premium developed from general historical market data and comparable companies. The earnings multiples and control premiums used in the market approach can vary dependent on which companies and guideline transactions are selected in our comparable set. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions used in the assessment of goodwill impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2024, we performed a quantitative impairment assessment and determined that the fair value of the reporting unit exceeded its carrying amount by a significant margin. The Company has not recorded any impairment charges related to goodwill during fiscal 2024, fiscal 2023, or fiscal 2022.

Intangible Assets

Description: Intangible assets primarily consists of the trade name “Academy Sports + Outdoors” (the “Trade Name”). The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The Trade Name is tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the Trade Name may not be recoverable.

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

Impact of Assumptions: The assumptions used to project long-term company sales consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term sales, assumptions are made to develop the royalty rates and discount rates. The royalty rates are based on market data where royalty rates are applicable and the discount rates are based on an assumed risk-free rate, and an equity risk premium based on general historical market data and comparable companies. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions on intangible asset impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2024, we performed a quantitative impairment assessment and determined that the fair value of Trade Name exceeded its carrying amount by a significant margin. The Company has not recorded any impairment charges related to intangible assets during fiscal 2024, fiscal 2023, or fiscal 2022.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to changes in interest rates primarily results from our Term Loan and ABL Facility, as these borrowings have variable interest rates. When appropriate, we also enter into fixed interest rate debt, such as the Notes, to limit the floating interest rate exposure on our long term debt or historically we have used derivative financial instruments to mitigate the risk from such exposure. As of February 1, 2025, we do not have any derivative financial instruments outstanding. The detrimental effect of a hypothetical 100 basis point increase in interest rates on current borrowings under the Term Loan and ABL Facility would increase our interest expense by approximately $0.9 million.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed hereunder are set forth on pages 67 through 101 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Academy Sports and Outdoors, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Houston, Texas
March 20, 2025

Item 9B. Other Information

Trading Plans

During the quarter ended February 1, 2025, no director or officer (as defined by Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. Further information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, or the Company, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of February 1, 2025. The table includes the 2011 Unit Incentive Plan, the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Service-Based Stock Options	2,362,108	$28.36	(1)
Performance-Based Stock Options	120,239	16.55	(1)
Service-Based Restricted Stock Units	676,509	N/A	(1)
Performance-Based Restricted Stock Units	384,162	N/A	(1)
2020 Employee Stock Purchase Plan	—	N/A	(1)
Total	3,543,018	$27.79	(2)
(1) Of the plans listed above, only 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan allow for future grants of securities. The maximum number of shares that may be granted under the 2020 Omnibus Incentive Plan (inclusive of unissued shares that were carried over from the 2011 Unit Incentive Plan) is approximately 5,205,413. Stock options and restricted stock units are counted on a one-for-one basis. Total shares available for future issuance under the 2020 Omnibus Incentive Plan is 4,108,925. The total shares available for issuance under the 2020 Employee Stock Purchase Plan is 1,475,080.
(2) Weighted average exercise price of outstanding options only.

Additional information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements. The consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 68 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statements schedule to be filed hereunder is included on page 108 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Academy Sports and Outdoors, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Gain Contingency - Refer to Note 12 to the financial statements

Critical Audit Matter Description

As described in Note 12 of the financial statements, in January 2025, the Company settled a legal matter pertaining to a third-party vendor where the Company is the plaintiff. In connection with this settlement, the Company recognized a net gain of approximately $15.0 million in Other (income), net on the consolidated statements of income, when the gain became realizable. Auditing management's accounting for, and disclosure of a contingency is complex and highly judgmental as it involved our assessment of the significant judgments made by management when determining whether an estimate of the amount of contingency could be made, and assessing whether a gain contingency was realized or realizable.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgment included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s identification, monitoring and evaluation of contingencies.
•We read documents provided to the Company by outside legal counsel, read letters received directly by us from internal and outside legal counsel, and evaluated the current status of the contingency based on discussions with internal and outside legal counsel.
•We inspected minutes of the meetings of the Board of Directors and committees of the Board of Directors to search for any contradictory evidence, which may indicate that the accounting and disclosures for the contingency might not be appropriate.
•We made inquiries of management, including the Company’s internal legal counsel and Chief legal officer, regarding the status of the contingency and whether any settlement discussions had been held.
•We tested the amount of gain contingency realizable as of year end, including vouching the amount received and consideration of any contrary evidence for events subsequent to year end.
•With the assistance of professionals in our firm having experience in accounting for contingencies, we evaluated the reasonableness of the judgments and accounting guidance used by the Company to record the gain contingency that was realizable as of year end.

/s/ Deloitte & Touche LLP

Houston, Texas
March 20, 2025

We have served as the Company's auditor since 1996.

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	February 1, 2025	February 3, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$288,929	$347,920
Accounts receivable - less allowance for doubtful accounts of $2,752 and $2,217, respectively	16,759	19,371
Merchandise inventories	1,308,840	1,194,159
Prepaid expenses and other current assets	95,621	83,450
Total current assets	1,710,149	1,644,900

PROPERTY AND EQUIPMENT, NET	525,136	445,209
RIGHT-OF-USE ASSETS	1,173,075	1,111,237
TRADE NAME	579,007	578,236
GOODWILL	861,920	861,920
OTHER NONCURRENT ASSETS	51,676	35,211
Total assets	$4,900,963	$4,676,713

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$612,424	$541,077
Accrued expenses and other current liabilities	230,323	217,932
Current lease liabilities	115,134	117,849
Current maturities of long-term debt	3,000	3,000
Total current liabilities	960,881	879,858

LONG-TERM DEBT, NET	482,679	484,551
LONG-TERM LEASE LIABILITIES	1,185,741	1,091,294
DEFERRED TAX LIABILITIES, NET	256,815	254,796
OTHER LONG-TERM LIABILITIES	10,812	11,564
Total liabilities	2,896,928	2,722,063

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 68,332,961 and 74,349,927 issued and outstanding as of February 1, 2025 and February 3, 2024, respectively	683	743
Additional paid-in capital	247,094	242,098
Retained earnings	1,756,258	1,711,809
Stockholders' equity	2,004,035	1,954,650
Total liabilities and stockholders' equity	$4,900,963	$4,676,713
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
NET SALES	$5,933,450	$6,159,291	$6,395,073
COST OF GOODS SOLD	3,921,990	4,049,080	4,182,571
GROSS MARGIN	2,011,460	2,110,211	2,212,502

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,472,821	1,432,356	1,365,953
OPERATING INCOME	538,639	677,855	846,549

INTEREST EXPENSE, NET	36,873	46,051	46,441
WRITE OFF OF DEFERRED LOAN COSTS	449	1,525	1,963
OTHER (INCOME), NET	(36,908)	(32,877)	(20,175)
INCOME BEFORE INCOME TAXES	538,225	663,156	818,320

INCOME TAX EXPENSE	119,778	143,966	190,319
NET INCOME	$418,447	$519,190	$628,001

EARNINGS PER COMMON SHARE:
BASIC	$5.87	$6.89	$7.70
DILUTED	$5.73	$6.70	$7.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	71,343	75,389	81,590
DILUTED	73,048	77,469	83,895

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balances as of January 29, 2022	87,079	$870	$198,016	$1,268,060	$—	$1,466,946
Net income	—	—	—	628,001	—	628,001
Equity compensation	—	—	21,175	—	—	21,175
Repurchase of common stock for retirement	(11,904)	(119)	(29,258)	(460,098)	—	(489,475)
Settlement of vested Restricted Stock Units	100	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	168	2	5,041	—	—	5,043
Stock option exercises	1,269	13	21,236	—	—	21,249
Cash dividends declared, $0.075 per share	—	—	—	(24,633)	—	(24,633)
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$—	$1,628,306
Net income	—	—	—	519,190	—	519,190
Equity compensation	—	—	24,377	—	—	24,377
Repurchase of common stock for retirement	(3,652)	(36)	(12,625)	(191,493)	—	(204,154)
Settlement of vested Restricted Stock Units	227	2	(5,538)	—	—	(5,536)
Issuance of common stock under employee stock purchase plan	124	1	5,483	—	—	5,484
Stock option exercises	939	9	14,192	—	—	14,201
Cash dividends declared, $0.09 per share	—	—	—	(27,218)	—	(27,218)
Balances as of February 3, 2024	74,350	$743	$242,098	$1,711,809	$—	$1,954,650
Net income	—	—	—	418,447	—	418,447
Equity compensation	—	—	26,629	—	—	26,629
Repurchase of common stock for retirement	(6,544)	(65)	(25,738)	(342,535)	—	(368,338)
Settlement of vested Restricted Stock Units, net of shares withheld	210	2	(5,397)	—	—	(5,395)
Issuance of common stock under employee stock purchase plan	118	1	5,247	—	—	5,248
Stock option exercises, net of shares withheld	199	2	4,255	—	—	4,257
Cash dividends declared, $0.11 per share	—	—	—	(31,463)	—	(31,463)
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$—	$2,004,035

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$418,447	$519,190	$628,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,070	110,936	106,762
Non-cash lease expense	30,295	16,723	(16)
Equity compensation	26,629	24,377	21,175
Amortization of deferred loan and other costs	2,574	2,739	3,054
Deferred income taxes	2,020	(4,247)	41,831
Non-cash loss on early retirement of debt	—	1,525	1,963
Write-off of Deferred Loan Costs	449	—	—
Gain on disposal of property and equipment	(7,062)	(388)	—
Changes in assets and liabilities:
Accounts receivable, net	2,611	(2,868)	3,215
Merchandise inventories	(114,681)	89,358	(111,709)
Prepaid expenses and other current assets	(10,117)	(50,225)	(11,287)
Other noncurrent assets	(12,437)	(18,761)	(14,088)
Accounts payable	65,761	(142,346)	(55,400)
Accrued expenses and other current liabilities	11,952	(26,712)	(58,395)
Income taxes payable	(5,277)	17,640	(3,407)
Other long-term liabilities	(1,152)	(1,162)	306
Net cash provided by operating activities	528,082	535,779	552,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(199,589)	(207,770)	(108,304)
Purchases of intangible assets	(771)	(520)	(502)
Proceeds from the sale of property and equipment	14,240	2,151	—
Net cash used in investing activities	(186,120)	(206,139)	(108,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	3,900	—	—
Reduction in Revolving Credit Facilities	(3,900)	—	—
Repayment of Term Loan	(3,000)	(103,000)	(103,000)
Debt issuance fees	(5,689)	—	—
Proceeds from exercise of stock options	4,323	16,636	21,249
Proceeds from issuance of common stock under employee stock purchase program	5,248	5,484	5,043
Taxes paid related to net share settlement of equity awards	(5,460)	(7,971)	(1,236)
Repurchase of common stock for retirement	(364,912)	(202,796)	(489,475)
Dividends paid	(31,463)	(27,218)	(24,633)
Net cash used in financing activities	(400,953)	(318,865)	(592,052)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,991)	10,775	(148,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347,920	337,145	485,998
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$288,929	$347,920	$337,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$34,897	$45,446	$43,250
Cash paid for income taxes	$88,401	$132,126	$168,180

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital expenditures	$12,273	$6,687	$4,046
Right-of-use assets obtained in exchange for new operating leases	$214,747	$134,181	$116,652

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Operations

The Company
All references to “we”, “us”, “our” or the “Company” in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation (“ASO, Inc.”) and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company's indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company’s sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company’s long-term debt and the lessee of the Company's facilities.
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of February 1, 2025, we operated 298 “Academy Sports + Outdoors” retail locations in 19 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

Fiscal Year

The Company’s fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31 each year. References herein to 2024 relate to the 52-week fiscal year ended February 1, 2025, and references herein to 2023 and 2022 relate to the 53-week fiscal year ended February 3, 2024 and the 52-week fiscal year ended January 28, 2023, respectively.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
These consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC (“NAHC”), Academy Managing Co., LLC, Associated Investors, LLC, Academy, Ltd., the Company's operating company, Academy International Limited, Mason Creek Insurance Co., LLC, and Academy Procurement Co., LLC. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management including the valuation of merchandise inventories, and performing goodwill, intangible and long-lived asset impairment analyses.
Cash and Cash Equivalents
We consider credit and debit card transactions, which typically settle within three business days, demand deposits with banks, and all other highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Financial Instruments

Financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of those instruments. The fair value of debt is influenced by fluctuations in market conditions for interest rates (see Note 5).

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

We purchase merchandise inventories from approximately 1,500 vendors. In each of the years 2024, 2023 and 2022, purchases from our largest vendor represented approximately 11% of our total inventory purchases. No other vendor in any of the aforementioned years exceeded 11% of our purchases. We typically do not enter into long-term inventory purchase commitments, and we did not have any such commitments as of February 1, 2025 or February 3, 2024.

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

	February 1, 2025	February 3, 2024
Invoices outstanding at the beginning of the year	$7,174	$8,953
Invoices added	29,190	44,673
Invoices paid	(32,613)	(46,452)
Invoices outstanding at the end of the year	$3,751	$7,174
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

Capitalized Computer Software Costs

We capitalize certain costs incurred in connection with developing or obtaining computer software for internal use. Capitalized computer software costs are included in property and equipment on the Consolidated Balance Sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. The amounts capitalized were $29.0 million, $33.3 million and $33.3 million in 2024, 2023 and 2022, respectively.

Implementation costs for cloud-based information systems are capitalized in other non-current assets. Amortization of cloud-based software implementation costs is recognized in selling, general and administrative expenses and cost of goods sold, which is amortized over the longer of the contract term or expected benefit. The amounts capitalized were $20.6 million, $23.5 million and $12.3 million in 2024, 2023 and 2022, respectively.

Capitalized Interest

We capitalized interest primarily related to construction of new stores, store renovations, distribution centers and IT projects in the amount of $1.7 million, $2.1 million and $0.6 million in 2024, 2023 and 2022, respectively. Interest expense, net on the consolidated statement of income is shown net of capitalized interest.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including store assets, for indicators of impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally projected based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows. As a result of our assessment, we did not record an impairment of long-lived assets in 2024, 2023 and 2022.

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

Our quantitative assessment for determining the fair value of our reporting unit includes using an estimated discounted cash flow model (income approach) and market value approach. The output of this assessment is an estimated fair value for our reporting unit that is compared to its carrying value to determine whether an impairment charge is necessary. The income approach uses a discounted cash flow analysis of our projected long-term future company income. The market value approach is based on earnings multiples for a comparable set of public companies as well as guideline transactions.

We did not record an impairment of goodwill for 2024, 2023 or 2022.

Intangible Assets

Intangible assets primarily consists of the trade name “Academy Sports + Outdoors” (the “Trade Name”). The Trade Name is expected to generate cash flows indefinitely and, therefore, is accounted for as an indefinite-lived asset not subject to amortization.

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

We did not record an impairment of intangible assets for 2024, 2023 or 2022.

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

Self-Insurance

We maintain deductibles or self-insured retentions for workers' compensation, general liability and employee health benefits. The Company has a wholly owned captive insurance subsidiary (the “Captive”) with the primary purpose to enhance the Company's risk financing strategies by providing the Company the opportunity to negotiate insurance premiums in the non-retail insurance market. The Captive must maintain a sufficient level of liquidity to fund future reserve payments and secure the insurer's obligations for workers compensation, Texas non-subscriber, general liability, directors and officers liability, employment practices liability, and medical stop-loss programs. Additionally, we use the services of an independent actuary to assist in determining losses associated with workers' compensation, general liability and employee health benefits. Liabilities associated with these losses are actuarially derived and estimated in part by considering historical claims experience, industry factors, severity factors, claim development, as well as other actuarial assumptions. If actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, it could have a material adverse impact on our results of operations. Changes in legal claims, claim development, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all adversely affect our ultimate expected losses. We believe the actuarial valuation provides the best estimate of the ultimate expected losses, and we have recorded the present value of the actuarially determined ultimate losses for the insurance related liabilities mentioned above.

Leases

We account for our leases in accordance with Accounting Standards Codification (“ASC”) 842 which requires that lessees recognize assets and liabilities arising from operating leases on the balance sheet and disclose key information about leasing arrangements.

Nearly all of our store locations and all of our corporate office facilities, and warehouse and distribution centers are leased. We may receive reimbursement from a landlord for some or all of the cost of a construction project, which may be structured as a tenant improvement allowance or a construction allowance. Cash received from a landlord for tenant improvement allowances in store lease transactions is a reduction to the right-of-use assets on the balance sheet, which is amortized ratably over the remaining terms of the corresponding leases. Cash received for construction allowances is a reimbursement of certain spend incurred in the construction of the premises on behalf of the landlord, where the landlord owns the assets. In 2024, we entered into a sale-leaseback transaction which qualified for sale accounting under ASC 606. Further, per ASC 842, a gain was recognized up to the fair value of the asset (see Note 11).
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

Net Sales

We sell merchandise under implicit contracts whereby the transaction price is the listed sales price less any discounts or coupons applied. Our typical coupons offer a discount, which is applied immediately at the time of purchase. However, under certain circumstances we may issue a coupon, or similar incentive, which may contain a material future right.

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

Cost of Goods Sold

Cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of payroll and benefits, occupancy costs, depreciation and freight.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales. Shipping and handling costs that we incur associated with shipping products to customers are included in cost of goods sold.

Vendor Allowances

Vendor allowances include volume purchase rebates, promotional and advertising allowances, cooperative advertising funds and support for new store openings. These allowances are generally determined for each fiscal year. Allowances related to the purchase of merchandise inventories are recorded as a reduction of cost of goods sold as the related merchandise is sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs as the related expense is incurred. Any such allowance in excess of actual costs incurred that are included in selling, general and administrative expenses, or that do not require proof of performance, are recorded as a reduction of cost of sales. For volume purchase rebates, we record an estimate of vendor allowances earned based on the latest projected purchase volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, depreciation, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses.

During the fourth quarter of 2024, we closed on a sale-leaseback agreement involving a store property in Cypress, Texas. We determined that the sale-leaseback transaction qualifies as a sale in accordance with ASC 842 (See Note 11). In connection with the sale-leaseback transaction, we recognized a net gain of approximately $7.1 million in Selling, General, and Administrative expenses on the Consolidated Statements of Income.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses, net of specific vendor allowances, were $155.7 million, $153.7 million and $144.5 million in 2024, 2023 and 2022, respectively.

Pre-Opening Expenses
Non-capital expenditures associated with opening new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, are expensed as incurred. The following table summarizes our pre-opening expense activity for the periods presented:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Number of new stores opened	16	14	9
Pre-opening expenses (in millions)	$13.9	$8.3	$5.5

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

Share Repurchases

On November 29, 2023, the Board of Directors authorized a new share repurchase program (the “2023 Share Repurchase Program”) under which the Company may purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026.
Under the 2023 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2023 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price, economic and market conditions. The 2023 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
On December 4, 2024, the Company's Board of Directors authorized a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The following table summarizes our share repurchases for the periods presented:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Shares Repurchased	6,544,337	3,651,231	11,903,636
Aggregate amount paid (amounts in millions) (1)	$368.3	$204.2	$489.5

(1) Includes excise tax fees of $3.4 million for the fiscal year ended February 1, 2025.
The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of February 1, 2025, we had $635.5 million available for share repurchases pursuant to the 2024 Share Repurchase Program.

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

Reclassifications

Within the reconciliation table of the statutory U.S. federal income tax rate to our effective income tax rate presented in Note 10, certain tax effects were allocated among the effect of tax credits and the effect of other permanent items on the effective tax rate during 2023 due to the Company’s purchase of energy credits under the new Inflation Reduction Act related to tax years ending February 3, 2024 and February 1, 2025. As a result, we have reclassified the effect of other permanent items for fiscal year 2023 for comparability purposes (there was no impact to fiscal year 2022). This reclassification is in presentation only and did not impact the balances previously disclosed.

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

During the fourth quarter of 2024, the Company settled a legal matter with a third-party vendor. In connection with this settlement, we recognized a net gain of approximately $15.0 million in Other (income), net on the Consolidated Statements of Income.

Operating Segment

Given the similar business activities, economic characteristics, products sold, customer base and methods of procurement, as well as the similar marketing and promotional activities of our stores and our academy.com website, we report our financial results as one reportable segment. Substantially all of the Company’s identifiable assets are located in the United States.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss), and therefore, comprehensive income equals net income.

Recent Accounting Pronouncements
Accounting Guidance Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance the disclosures on reportable segments. Under this pronouncement, all public entities (including those with a single reporting segment) are required to include incremental disclosures related to a public entity’s reportable segments, including disclosure of disaggregated expense information that is regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be adopted retrospectively. The Company adopted ASU 2023-07 retrospectively effective February 1, 2025 (see Note 14). The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.

Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement is intended to enhance the transparency and decision usefulness of income tax disclosures and establishes new income tax disclosure requirements, including requiring disaggregation of a reporting entity’s effective tax rate reconciliation and disaggregation of the income taxes paid based on the applicable tax jurisdiction. The new guidance is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

3.Net Sales

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Merchandise division sales
Outdoors	$1,739,876	$1,727,018	$1,819,418
Sports and recreation	1,357,811	1,452,377	1,488,187
Apparel	1,611,435	1,710,838	1,758,993
Footwear	1,187,605	1,235,643	1,291,227
Total merchandise sales (1)	5,896,727	6,125,876	6,357,825
Other sales (2)	36,723	33,415	37,248
Net sales	$5,933,450	$6,159,291	$6,395,073
(1)E-commerce sales consisted of 10.5%, 10.7% and 10.7% of merchandise sales for 2024, 2023 and 2022, respectively.
(2)Other sales consists primarily of the gift card breakage income, credit card bounties and royalties, shipping income, net hunting and fishing license income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our Consolidated Balance Sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as “breakage”.

The following is a reconciliation of the gift card liability (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Gift card liability, beginning balance	$94,155	$90,650	$86,568
Issued	133,445	134,741	134,091
Redeemed	(122,784)	(124,370)	(124,463)
Recognized as breakage income	(8,347)	(6,866)	(5,546)
Gift card liability, ending balance	$96,469	$94,155	$90,650

4.Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	February 1, 2025	February 3, 2024
ABL Facility, due March 2029	$—	$—
Term Loan, due November 2027	88,750	91,750
Notes, due November 2027	400,000	400,000
Total debt	488,750	491,750
Less current maturities	(3,000)	(3,000)
Less unamortized discount on Term Loan	(361)	(501)
Less deferred loan costs (1)	(2,710)	(3,698)
Long-term debt, net	$482,679	$484,551
(1) Deferred loan costs are related to the Term Loan and Notes.

As of February 1, 2025 and February 3, 2024, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $6.1 million and $2.1 million, respectively, and was included in other noncurrent assets on our Consolidated Balance Sheets. Total amortization of deferred loan costs was $2.4 million, $2.4 million and $2.6 million in 2024, 2023 and 2022, respectively. Total expenses related to accretion of original issuance discount were $0.2 million, $0.3 million and $0.4 million in 2024, 2023 and 2022, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in interest expense, net on the Consolidated Statements of Income.
On December 15, 2022 and February 1, 2024, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings of the Term Loan, respectively.
Term Loan

We refer to the 2020 Term Loan and then amendments thereto collectively as the “Term Loan”.

On November 6, 2020, Academy, Ltd. entered into a seven-year $400.0 million senior secured term loan (the “2020 Term Loan”) with Credit Suisse AG, Cayman Island Branch (“Credit Suisse”), as the administrative agent and collateral agent and the several other lenders and parties named therein. The 2020 Term Loan bore interest, at Academy, Ltd.’s election, at either (1) LIBOR rate with a floor of 0.75%, plus a margin of 5.00%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Credit Suisse’s “prime rate”, or (c) the one-month LIBOR rate plus 1.00%, plus a margin of 4.00%. In connection with the 2020 Term Loan, the Company capitalized related professional fees of $5.8 million as deferred loan costs.
On May 25, 2021, Academy, Ltd. entered into Amendment No. 4 (the “2021 Amendment”). Pursuant to the terms of the 2021 Amendment, Academy, Ltd. (i) reduced the applicable margin on LIBOR borrowings under the Existing Credit Agreement from 5.00% to 3.75% and (ii) utilized cash on hand to repay $99.0 million of outstanding borrowings under the Existing Credit Agreement, leaving an outstanding principal balance of $300.0 million under the Amended Credit Agreement. In connection with the principal payment in the 2021 Amendment, the Company recognized a non-cash loss on early retirement of debt of $2.2 million in 2021 from the write-off of deferred loan costs related to the original issuance discount associated with our 2020 Term Loan.

On December 15, 2022, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings under the Term Loan. In connection with this principal payment, the Company recognized a non-cash loss on early retirement of debt of $2.0 million in 2022 from the write-off of deferred loan costs related to the original issuance discount associated with the Term Loan.
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment (the “2023 Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR (as defined in the Conforming Changes Amendment to the Second Amended and Restated Credit Agreement). The transition of our Term Loan to Adjusted Term SOFR became effective on August 1, 2023. Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. “prime rate” announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of February 1, 2025, the weighted average interest rate was 8.38%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. The terms and conditions of the Term Loan also require that the outstanding balance under the Term Loan is prepaid under certain circumstances.
On February 1, 2024, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings under the Term Loan. In connection with this principal payment, the Company recognized a non-cash loss on early retirement of debt of $1.5 million in 2023 from the write-off of deferred loan costs related to the original issuance discount associated with the Term Loan.
The Amended Credit Agreement contains customary events of default such as failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control. As of February 1, 2025, no prepayment was due under the terms and conditions of the Term Loan.

Notes
On November 6, 2020, as a part of the Refinancing Transactions, Academy, Ltd. issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the “Notes”), pursuant to an indenture, dated as of November 6, 2020 (the “Indenture”), with Academy, Ltd. the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (in such capacity, the “Notes Collateral Agent”). The Notes pay interest semi-annually in arrears in cash on May 15 and November 15 of each year at a rate of 6.00% per year, which commenced on May 15, 2021. In connection with issuance of the Notes, the Company capitalized related professional fees of $5.2 million as deferred loan costs.
The Notes are fully and unconditionally guaranteed on a senior secured basis by each of NAHC, Associated Investors L.L.C. and Academy Managing Co., L.L.C., each a direct or indirect, wholly-owned subsidiary of the Company (collectively, the “Guarantors”), and each of Academy, Ltd.’s future wholly-owned domestic restricted subsidiaries, to the extent such subsidiary guarantees Academy, Ltd.’s senior secured credit facilities or certain capital markets debt.
On or after November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or a part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole” premium as described in the Indenture. In addition, at any time prior to November 15, 2023, Academy, Ltd. may, at its option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 106% of the aggregate principal amount thereof, with an amount equal to or less than the net cash proceeds from one or more equity offerings to the extent such net cash proceeds are received by or contributed to Academy, Ltd., plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
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

ABL Facility

We refer to the 2020 ABL Facility and the amendments thereto collectively as the “ABL Facility”.
On November 6, 2020, as a part of the Refinancing Transactions, Academy, Ltd., as borrower, and the Guarantors, as guarantors, amended the previously existing secured asset-based revolving credit facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the “ABL Agent”) and the several lenders party thereto, which ABL amendment (the “2020 ABL Facility”), among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025. In connection with the 2020 ABL Facility, the Company capitalized related professional fees of $3.1 million as deferred loan costs.
On March 30, 2023, Academy, Ltd., as borrower, and the guarantors, amended the 2020 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JP Morgan Chase Bank, N.A. as the ABL Agent and the several lenders party thereto, which ABL amendment updated its benchmark base interest rate from LIBOR to Adjusted Term SOFR.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily in support of insurance contracts and occasionally for the purchase of import goods. As of February 1, 2025, we had outstanding letters of credit of approximately $9.3 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $955.5 million.

Borrowings under the ABL Facility bear interest, at our election, at either of (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s “prime rate”, or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of February 1, 2025, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.

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

Liens and guarantees. The ABL Facility has a first priority lien on all Academy, Ltd.'s cash, accounts receivable, inventory, deposit and securities accounts and proceeds therefrom (the “ABL Collateral”). Additionally, the ABL Facility has a second priority lien on all other collateral of the Term Loan. All obligations under the Term Loan and the guarantees of those obligations are secured by:
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
In order to secure the Notes and the guarantees, Academy, Ltd. and the Guarantors entered into certain security documents with the Notes Collateral Agent, including a security agreement and a pledge agreement, each dated as of November 6, 2020. The Notes and the guarantees are secured by:
•a first-priority lien on all of Academy, Ltd.’s and the Guarantors’ personal property that secure the Term Loan on a first-priority basis; and
•a second-priority lien on Academy, Ltd.’s and the Guarantors’ personal property consisting of accounts and all other rights to payment, inventory, tax refunds, cash, deposit accounts, securities and commodities accounts, and documents and supporting obligations, securing the ABL Facility on a first-priority basis and the Term Loan on a second-priority basis (the “ABL Priority Collateral”).

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of February 1, 2025.

As of February 1, 2025, scheduled principal payments on our debt are as follows (amounts in thousands):

Fiscal Year
2025	$3,000
2026	3,000
2027	482,750
2028	—
2029	—
Total	$488,750

5.Fair Value Measurements

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

Other Financial Instruments

Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. We held investments in money market funds of $256.9 million and $303.4 million as of February 1, 2025 and February 3, 2024, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of February 1, 2025 and February 3, 2024, the estimated fair value of the Term Loan and Notes was $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6.Property and Equipment

Property and equipment consists of the following (amounts in thousands) as of:

	February 1, 2025	February 3, 2024
Leasehold improvements	$663,869	$571,785
Equipment and software	733,939	688,143
Furniture and fixtures	431,577	398,415
Construction in progress	54,236	38,873
Building and land	16,010	14,919
Total property and equipment	1,899,631	1,712,135
Accumulated depreciation and amortization	(1,374,495)	(1,266,926)
Property and equipment, net	$525,136	$445,209

Depreciation expense was $118.1 million, $110.9 million and $106.8 million in 2024, 2023 and 2022, respectively.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	February 1, 2025	February 3, 2024
Accrued interest	$7,634	$6,717
Accrued personnel costs	46,178	30,899
Accrued professional fees	13,466	1,818
Accrued sales and use tax	4,772	14,828
Accrued self-insurance	15,205	15,269
Deferred revenue - gift cards and other	98,641	96,688
Income taxes payable	6,090	9,313
Property taxes	16,833	14,239
Sales return allowance	4,400	6,400
Other	17,104	21,761
Accrued expenses and other current liabilities	$230,323	$217,932

8.Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of February 1, 2025, there were 4,108,925 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of February 1, 2025, there were 1,475,080 shares authorized and available for future issuance under the ESPP.
The following table provides total stock-based compensation recognized in the Consolidated Statements of Income (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Equity compensation expense (1)	$26,629	$24,377	$21,175
Total related tax benefit	$5,822	$5,245	$4,494
(1) These costs are included within selling, general and administrative expenses in the Consolidated Statements of Income.

As of February 1, 2025, unrecognized compensation cost related to non-vested share-based compensation awards of $33.9 million is expected to be recognized over a weighted average life of two years. The grant date fair value of Restricted Units and Restricted Stock Units vested was $13.9 million, $11.7 million and $3.9 million for 2024, 2023 and 2022, respectively.

2011 Unit Incentive Plan
The 2011 Unit Incentive Plan provides for the grant of certain equity incentive awards (each, an “Award”), such as options to purchase ASO, Inc. common stock (each, a “Unit Option”) and restricted units that may settle in ASO, Inc. common stock (each, a “Restricted Unit”) to our directors, executives, and eligible employees of the Company.
Unit Options granted under the 2011 Unit Incentive Plan consist of Unit Options that vest upon the satisfaction of time-based requirements (each, a “Service Unit Option”) and Unit Options that vest upon the satisfaction of both time-based requirements and Company performance-based requirements (each, a “Performance Unit Option”).
Restricted Units granted under the 2011 Unit Incentive Plan consist of Restricted Units that vest upon the satisfaction of time-based requirements (each, a “Service Restricted Unit”) and Restricted Units that vest upon the satisfaction of a liquidity event-based requirement together with a time-based requirement and/or a performance-based requirement (each, a “Liquidity Event Restricted Unit”). In each case, vesting of the Company’s outstanding and unvested Unit Options and Restricted Units is contingent upon the holder’s continued service through the date of each applicable vesting event.
Concurrent with the adoption of the 2020 Omnibus Incentive Plan on October 1, 2020, no further Awards are authorized to be granted under the 2011 Unit Incentive Plan.
2020 Omnibus Incentive Plan
The 2020 Omnibus Incentive Plan provides for the grant of Awards such as options to purchase ASO, Inc. common stock (each, a “Stock Option”) and restricted stock units which may settle in ASO, Inc. common stock (each, a “Restricted Stock Unit”) to our directors, executives, and eligible employees of the Company.
Stock Options granted under the 2020 Omnibus Incentive Plan consist of Stock Options that vest upon the satisfaction of time-based requirements, each, a “Service Stock Option” (Service Unit Options and Service Stock Options together are “Service Options”).
Restricted Stock Units granted under the 2020 Omnibus Incentive Plan consist of Restricted Stock Units that vest upon the satisfaction of time-based requirements (each, a “Service Restricted Stock Unit”) and Restricted Stock Units that vest upon the satisfaction of a time-based requirement and performance-based and/or market-based requirements (each, a “Performance Restricted Stock Unit”). In each case, vesting of the Company’s outstanding and unvested Stock Options and Restricted Stock Units is contingent upon the holder’s continued service through the date of each applicable vesting event.
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
Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the “SEC simplified” method. Expected price volatility was determined based on our own volatility and the implied volatilities of comparable companies over a historical period that matches the expected life of the Service Options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. In 2022 and 2023, the dividend yield was based on the most recent annualized quarterly dividend and the valuation date closing stock price. The assumptions used to calculate the fair value of Service Options granted are evaluated and modified, as necessary, to reflect current market conditions and experience.

The following table presents the assumptions and grant date fair values for Service Options granted in 2023 and 2022 (the Company did not grant any Service Options in 2024):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Expected life in years	6.0	6.2
Expected volatility	46% to 51%	43% to 45%
Weighted-average volatility	47.8%	43.0%
Risk-free interest rate	3.7% to 4.4%	2.4% to 4.1%
Dividend yield	0.6%	0.8%
Weighted-average grant date fair value - Service Options	$27.60	$16.36
Option Activity
Option activity is as follows:

Service Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 29, 2022	3,898,214	$19.12	7.4	$72,345
Granted or modified	817,618	39.22
Canceled or modified	(3,378)	17.06
Forfeited	(51,027)	30.32
Exercised	(1,090,733)	16.83		$34,611
Outstanding as of January 28, 2023	3,570,694	$24.27	7.3	$112,050
Granted or modified	262,640	58.13
Canceled or modified	(694)	13.00
Forfeited	(228,160)	39.14
Exercised	(988,682)	20.00		$36,277
Outstanding as of February 3, 2024	2,615,798	$27.99	6.7	$95,479
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	(52,211)	33.29
Exercised	(201,479)	22.27		$7,846
Outstanding as of February 1, 2025 (1)	2,362,108	$28.36	5.8	$57,965
Exercisable as of February 1, 2025	1,874,744	$24.82	5.4	$52,001
(1) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Performance Unit Options
	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 29, 2022	396,909	$16.48	5.8	$8,406
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	—	—
Exercised	(178,432)	16.35		$5,570
Outstanding as of January 28, 2023	218,477	$16.59	5.5	$8,534
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	—	—
Exercised	(95,915)	16.63		$3,656
Outstanding as of February 3, 2024	122,562	$16.55	5.0	$5,874
Granted or modified	—	—
Canceled or modified	—	—
Forfeited	—	—
Exercised	(2,323)	16.70		$104
Outstanding as of February 1, 2025 (1)	120,239	$16.55	4.1	$4,300
Exercisable as of February 1, 2025	120,239	$16.55	4.1	$4,300
(1) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.
The total income tax benefit recognized from the exercise of stock options was $1.3 million, $3.9 million and $4.2 million for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively.

Restricted Unit Activity

Restricted Unit activity is as follows:

	Service Restricted Units		Liquidity Event Restricted Units		Performance Restricted Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested as of January 29, 2022	338,879	$37.18	—	$—	203,918	$26.54
Granted	198,346	39.40	—	—	170,250	37.36
Vested	(66,980)	32.46	—	—	(65,979)	26.44
Forfeited	(33,137)	34.63	—	—	(9,260)	32.20
Non-vested as of January 28, 2023	437,108	$39.11	—	$—	298,929	$32.55
Granted	393,131	60.37	—	—	250,384	57.91
Vested	(173,225)	39.48	—	—	(149,190)	32.82
Forfeited	(92,151)	51.32	—	—	(88,301)	47.94
Non-vested as of February 3, 2024	564,863	$51.80	—	$—	311,822	$48.85
Granted	435,520	62.86	—	—	129,041	65.48
Vested	(246,171)	49.79	—	—	(47,180)	33.78
Forfeited	(77,703)	58.73	—	—	(9,521)	34.87
Non-vested as of February 1, 2025	676,509	$58.85	—	$—	384,162	$56.63

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
The Company’s outstanding and unvested Performance Restricted Units typically vest either (i) if granted during 2023 or 2024, on the third anniversary of the Performance Restricted Unit's performance period if the Company achieves the performance metrics for the performance period, or (ii) if granted prior to 2023, annually each year on the vesting commencement date, so long as the Company achieved (a) the performance metric for the performance period or (b) achieves a stated target share price.
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

9.Earnings per Common Share
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
Basic and dilutive weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net income	$418,447	$519,190	$628,001

Weighted average common shares outstanding - basic	71,343	75,389	81,590
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	316	327	165
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	85	165	207
Dilutive effect of Service Options	1,153	1,439	1,678
Dilutive effect of Performance Unit Options	86	112	202
Dilutive effect of ESPP Shares	65	37	53
Weighted average common shares outstanding - diluted	73,048	77,469	83,895

Earnings per common share - basic	$5.87	$6.89	$7.70
Earnings per common share - diluted	$5.73	$6.70	$7.49

Anti-dilutive stock-based awards excluded from diluted calculation	126	128	24

10.Income Taxes
The income tax provision consists of the following (amounts in thousands) as of:

		Fiscal Year Ended
		February 1, 2025	February 3, 2024	January 28, 2023
	Current expense:
	Federal	$62,162	$125,325	$127,823
	State	19,717	22,869	20,645
	Foreign	64	19	20
	Total current expense(a)	81,943	148,213	148,488

	Deferred expense (benefit):
	Federal	36,750	(3,395)	37,971
	State	1,085	(817)	3,853
	Foreign	—	(35)	7
	Total deferred expense(a)	37,835	(4,247)	41,831
	Income tax expense	$119,778	$143,966	$190,319
(a)
The Company purchased $38.1 million of energy credits under the new Inflation Reduction Act related to tax years ending February 3, 2024 and February 1, 2025 for a total purchase price of $35.8 million, resulting in a net tax benefit of $2.3 million.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.1	2.5	2.5
Nondeductible excess compensation	0.3	0.5	0.6
Excess tax benefit for share-based compensation	(0.4)	(1.1)	(0.7)
Tax credits	(1.3)	(0.5)	(0.1)
Effect of other permanent items	(0.4)	(0.7)	—
Effective income tax rate	22.3%	21.7%	23.3%

Components of deferred tax assets and liabilities consist of the following (amounts in thousands) as of:

	February 1, 2025	February 3, 2024
Deferred tax assets:
Accounts receivable	$643	$620
Accrued liabilities and reserves	19,824	18,810
Equity compensation	9,934	7,672
Other	1,389	—
Total deferred tax assets	31,790	27,102

Deferred tax liabilities:
Inventory	(21,199)	(34,313)
Prepaid items	(15,551)	(6,554)
Property and equipment	(2,048)	(13,983)
Intangible assets	(249,804)	(227,027)
Other	(3)	(21)
Total deferred tax liabilities	(288,605)	(281,898)
Net deferred tax liability	$(256,815)	$(254,796)
Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. As of February 1, 2025, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of February 1, 2025, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years ending 2022 through 2024, and 2021 through 2024, respectively.

11.Leases

With the exception of two retail stores which we own, we lease all of our retail stores, distribution centers and corporate offices. Our leases primarily relate to building leases, which generally include options to renew at our sole discretion for five years or more. We regularly extend options for our building leases, which constitutes a lease modification and such events require a re-measurement of the lease liability at current discount rates. The life of leasehold improvement assets are limited by the expected lease term. Additionally, we have certain agreements for equipment rentals, which are typically 12 months or less in duration. As of February 1, 2025, all of our leases are classified as operating leases. In addition, in certain situations, we may sublease real estate to third parties. Our sublease portfolio consists mainly of former store locations for which we are still under lease and existing store leases in which we have excess or unused space.

During the fourth quarter of 2024, we closed on a sale-leaseback agreement involving a store property in Cypress, Texas. We determined that the transaction met the accounting criteria for sale-leaseback treatment and we recognized a net gain of approximately $7.1 million in Selling, General, and Administrative expenses on the Consolidated Statements of Income.

The components of lease expense and sublease income included in SG&A expenses and cost of goods sold on our statement of income is as follows (amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease expense	$222,709	$214,672	$201,398
Short-term lease expense	—	—	—
Variable lease expense	10,472	10,405	8,398
Sublease income	(498)	(463)	(442)
Net lease expense	$232,683	$224,614	$209,354

Information about our operating leases is as follows (dollar amounts in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$214,747	$134,181	$116,652
Cash paid for amounts included in the measurement of operating lease liabilities	$224,942	$213,860	$204,159

		February 1, 2025	February 3, 2024
Weighted-average remaining lease term in years		9.6	9.5
Weighted-average incremental borrowing rate		8.6%	8.9%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.

The remaining maturities of lease liabilities by fiscal year as of February 1, 2025 are as follows (amounts in thousands):

2025	$214,198
2026	226,215
2027	212,327
2028	194,668
2029	177,240
After 2029	820,640
Total lease payments (1)	1,845,288
Less: Interest	(544,413)
Present value of lease liabilities	$1,300,875
(1) Minimum lease payments have not been reduced by sublease rentals of $2.0 million due in the future under non-cancelable subleases. The Company has entered into operating leases related to future store locations for which we have not yet taken possession of the location. As of February 1, 2025, the future minimum lease payments on these leases approximated $274.0 million.

12.Commitments and Contingencies

Technology Related Commitments and Other

As of February 1, 2025, we have obligations under technology-related, construction and other contractual commitments in the amount of $81.3 million. Of such commitments, approximately $42.1 million is payable in the next 12 months.

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
As previously disclosed, in May and December 2023, U.S. Customs and Border Protection (“CBP”) notified us that we owed additional duties relating to certain products that we imported from China that CBP believed were subject to certain anti-dumping and/or countervailing duties. While we contested CBP’s determination, we were required to deposit with CBP duties relating to these products (the “AD/CVD deposits”), which are included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. In January 2024, we requested a changed circumstances review of CBP’s determination by the U.S. Department of Commerce (the “DOC”). In April 2024, the DOC made a determination in the Company’s favor in connection with the changed circumstances review, and in May 2024, instructed CBP to begin the process of issuing refunds to the Company on the AD/CVD deposits. In August 2024, the Company received a full refund of the AD/CVD deposits. This matter is now resolved, and the refund has been recorded as cash within cash and cash equivalents on our Consolidated Balance Sheets.
In January 2025, the Company settled a legal matter with a third-party vendor.  In connection with this settlement, we recognized a net gain of approximately $15.0 million in Other (income), net on the Consolidated Statements of Income, when the gain became realizable.
We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments

We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of February 1, 2025, we have $8.3 million in related commitments through 2027, of which $5.7 million is payable in next 12 months.

13.Employee Benefit Plans

401(k) Plan
We sponsor a safe harbor defined contribution 401(k) profit sharing plan (the “401(k) Plan”) for our eligible employees. The 401(k) Plan includes an eligible employee compensation deferral feature, Company matching contributions and a Company profit sharing component. Eligible employees are permitted to contribute up to 75% of their eligible compensation on a pretax basis to the 401(k) Plan, subject to Internal Revenue Service limitations. We match 100% of the money contributed by a plan participant to the 401(k) Plan each pay period, on a dollar-for-dollar basis, up to 6% of a plan participant’s eligible compensation during such pay period. Annual Company profit sharing contributions are made at the discretion of our Board of Directors, subject to certain limitations. The 401(k) Plan may be amended or terminated at our discretion. Employer contributions related to the 401(k) Plan totaled $15.7 million, $15.5 million and $15.5 million in 2024, 2023 and 2022, respectively.

14.Segment Information

The Company’s retail operations represent one operating segment and one reportable segment, which derives revenues from customers by selling full-line sporting goods and outdoor recreational products. The Company’s retail stores and online selling channels sell similar products and services, use similar selling processes, and sell to similar classes of customers. See Note 1 to the consolidated financial statements for information related to the products and services offered as well as business operations. The accounting policies of the Company's single reportable segment are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements. All intercompany transactions within the single reportable segment are eliminated upon consolidation.

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM allocates resources and assesses performance at a Company level using consolidated net income, which is a GAAP measure, as reported on the Consolidated Statements of Income. The CODM evaluates the Company's assets as reported on the Company's Consolidated Balance Sheets. The CODM evaluates significant segment expenses and makes decisions about the retail business based on the cost of goods we sell and the selling, general, and administrative expenses needed to sell those goods as reported on the Consolidated Statements of Income. See the Company's consolidated financial statements included in Part IV Item 15 for more information.

15.Selected Quarterly Financial Data (Unaudited)

The summarized quarterly financial information for the fiscal years ended 2024 and 2023 are reflected in the table below (amounts in thousands, except earnings per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2024:
Net sales	$1,364,220	$1,548,980	$1,343,330	$1,676,920
Gross margin	455,793	558,725	456,713	540,229
Operating income	102,383	190,086	91,474	154,696
Net income (1)	76,465	142,588	65,763	133,631

Earnings per common share:
Basic	$1.03	$1.99	$0.94	$1.93
Diluted	$1.01	$1.95	$0.92	$1.89

Weighted average common shares outstanding:
Basic	73,993	71,829	70,319	69,229
Diluted	75,798	73,289	71,774	70,689

2023:
Net sales	$1,383,609	$1,583,077	$1,397,777	$1,794,828
Gross margin	467,115	563,446	482,641	597,009
Operating income	126,196	210,963	136,731	203,965
Net income (2)	$93,970	$157,075	$99,978	$168,167

Earnings per common share:
Basic	$1.22	$2.06	$1.34	$2.27
Diluted	$1.19	$2.01	$1.31	$2.21

Weighted average common shares outstanding:
Basic	76,862	76,104	74,461	74,219
Diluted	79,288	78,091	76,057	76,035

(1) Net income for the quarter ended February 1, 2025, includes a $15.0 million gain pertaining to a litigation settlement and a $7.1 million gain on a sale-leaseback transaction, both of which occurred in the fourth quarter of 2024 (see Note 2).

(2) Net income for the quarter ended February 3, 2024, includes a $15.9 million net gain relative to a credit card fee litigation settlement which occurred in the fourth quarter of 2023 (see Note 2).

16.Subsequent Events

Our management evaluated events or transactions that occurred after February 1, 2025 through March 20, 2025, the issuance date of the consolidated financial statements, and identified the following matter to report:

On March 6, 2025 the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share on the Company's common stock, payable on April 17, 2025 to stockholders of record as of the close of business on March 25, 2025.

Item 16. Form 10–K Summary

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2020).
3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2025).
4.1	Indenture, dated as of November 6, 2020, by and among Academy, Ltd., as issuer, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2023).
10.1	Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.2	Amendment No. 4, dated May 25, 2021, to the Second Amended and Restated Credit Agreement among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).
10.3	Conforming Changes Amendment to the Credit Agreement, dated May 17, 2023, which amends that certain Second Amended and Restated Credit Agreement, dated November 6, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and Credit Suisse AG, Cayman Island Branch, as the Administrative Agent and the Collateral Agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.4	Amended and Restated Term Loan Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.5	Amended and Restated Term Loan Pledge Agreement, dated as of July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.6	ABL Intercreditor Agreement, dated July 2, 2015, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the Term Loan Secured Parties referred to therein, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, and each of the subsidiaries of the Borrower listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.7	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the Additional Debt Secured Parties referred to therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).

Exhibit Number	Description of Exhibit
10.8	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, and Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.9	First Lien Intercreditor Agreement, dated November 6, 2020, among Credit Suisse AG, Cayman Islands Branch, as First Lien Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon Trust (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.10	Amended and Restated ABL Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.11	Amended and Restated ABL Pledge Agreement, dated July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.12	First Amended and Restated ABL Credit Agreement, dated July 2, 2015, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.13	Amendment No. 1 to First Amended and Restated ABL Credit Agreement, dated as of May 22, 2018, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, each of the Guarantors party thereto, each of the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.14	Amendment No. 2 to First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the letter of credit issuer, administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.15	Amendment No. 3, dated March 30, 2023, to First Amended and Restated ABL Credit Agreement, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023)
10.16	Amendment No. 4, dated March 8, 2024, to the First Amended and Restated ABL Credit agreement, dated as of July 2, 2015, among Academy, Ltd., as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., and Academy Managing Co., L.L.C., as guarantors, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as the letter of credit issuer, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 8, 2024).
10.17	Notes Security Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.18	Notes Pledge Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).

Exhibit Number	Description of Exhibit
10.19†	Form of Non-Employee Director Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 7, 2022).
10.20†	Form of Q1 2023 CEO Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.21†	Form of Q1 2023 CEO Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.22†	Form of Q1 2023 CEO Time-Based Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.23†	Form of 2022 CEO Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.24†	Form of 2022 CEO Time-Based Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.25†	Form of Q2 2023 Executive Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.26†	Form of Q2 2023 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.27†	Form of Q2 2023 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.28†	Form of 2023 Executive Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023).
10.29†	Form of 2023 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023).
10.30†	Form of 2023 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023).
10.31†	Form of 2022 Executive Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.32†	Form of 2022 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.33†	Form of 2022 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.34†	Form of 2021 RSU Executive Retention Award Agreement (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on From 10-Q filed on December 10, 2021).
10.35†	2021 Form of Performance-Based Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan. Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.36†	2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2020).
10.37†	2020 Omnibus Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
10.38†	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.39†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.40†	2020 Form of Performance-Based Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.41†	2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.42†	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.43†	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.44†	Form of 2019 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.45†	Form of 2019 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.46†	Form of 2018 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.47†	Form of 2018 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.48†	Form of 2018 Non Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.49†	Form of 2017 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.50†	Form of 2016 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.51†	Form of August 2020 Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.52†	Form of 2020 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.53†	Form of 2020 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.54†	Form of 2019 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.55†	Form of 2018 CEO Restricted Unit Agreement under 2011 Unit Incentive Plan (as amended) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.56†	Form of Independent Non-Employee Director Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.57†	Form of 2018 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.58†	Ken C. Hicks Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).
10.60†	Steven (Steve) P. Lawrence Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).
10.61†	Samuel (Sam) J. Johnson Amended and Restated Employment Agreement, dated October 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2023).
10.62†	Earl Carlton (Carl) Ford, IV Employment Agreement, dated July 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2023).
10.64†	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).

Exhibit Number	Description of Exhibit
10.65†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.66†	Non-Employee Director Compensation Policy, effective March 18, 2024 (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K filed on March 21, 2024).
10.67†	Matt McCabe Amended and Restated Employment Agreement, dated June 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 11, 2024).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP (with respect to the financial statements of Academy Sports and Outdoors, Inc.).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on March 21, 2024).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 has been formatted in Inline XBRL.
*	Filed herewith
**	This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 20, 2025 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	STEVEN LAWRENCE	Chief Executive Officer and Director	March 20, 2025
	Steven Lawrence	(principal executive officer)

/s/	EARL CARLTON FORD, IV	Executive Vice President and Chief Financial Officer	March 20, 2025
	Earl Carlton Ford, IV	(principal financial officer and principal accounting officer)

/s/	KEN C. HICKS	Chairman of the Board	March 20, 2025
Ken C. Hicks

/s/	WENDY A. BECK	Director	March 20, 2025
Wendy A. Beck

/s/	SCOTT BOATWRIGHT	Director	March 20, 2025
Scott Boatwright

/s/	BRIAN T. MARLEY	Director	March 20, 2025
Brian T. Marley

/s/	TOM M. NEALON	Director	March 20, 2025
Tom M. Nealon

/s/	THERESA E. PALERMO	Director	March 20, 2025
Theresa E. Palermo

/s/	MONIQUE PICOU	Director	March 20, 2025
Monique Picou

/s/	BERYL B. RAFF	Director	March 20, 2025
Beryl B. Raff

/s/	CHRIS L. TURNER	Director	March 20, 2025
Chris L. Turner

/s/	JEFF C. TWEEDY	Director	March 20, 2025
Jeff C. Tweedy

ACADEMY SPORTS AND OUTDOORS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
February 1, 2025:
Allowance for doubtful accounts	$2,217	$1,936		$(1,401)	(1)	$2,752
Sales return allowance	6,400	10,500	(2)	(12,500)	(2)	4,400
Inventory shrink adjustments	11,822	82,233		(75,118)	(3)	18,937
Self-insurance reserves	25,010	74,941		(74,719)	(4)	25,232

February 3, 2024:
Allowance for doubtful accounts	$2,004	$1,107		$(894)	(1)	$2,217
Sales return allowance	6,100	11,200	(2)	(10,900)	(2)	6,400
Inventory shrink adjustments	4,960	99,444		(92,582)	(3)	11,822
Self-insurance reserves	30,170	70,509		(75,669)	(4)	25,010

January 28, 2023:
Allowance for doubtful accounts	$732	$1,426		$(154)	(1)	$2,004
Sales return allowance	6,200	11,900	(2)	(12,000)	(2)	6,100
Inventory shrink adjustments	11,696	79,150		(85,886)	(3)	4,960
Self-insurance reserves	24,509	74,292		(68,631)	(4)	30,170
(1) Represents write-offs to the reserve.
(2) Represents the monthly increase (decrease) in the required reserve based on the Company's evaluation of anticipated merchandise returns.
(3) Represents the actual inventory shrinkage experienced at stores.
(4) Represents claim payments for self-insured claims.