Form 10-Q
period 2025-05-03
Academy Sports & Outdoors, Inc.
filed 2025-06-10
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2025
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

As of June 3, 2025, Academy Sports and Outdoors, Inc. had 66,475,746 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$285,104	$288,929	$378,145
Accounts receivable - less allowance for doubtful accounts of $2,584, $2,752 and $1,817, respectively	16,869	16,759	13,700
Merchandise inventories, net	1,560,035	1,308,840	1,356,811
Prepaid expenses and other current assets	59,757	95,621	68,320
Total current assets	1,921,765	1,710,149	1,816,976

PROPERTY AND EQUIPMENT, NET	551,184	525,136	456,594
RIGHT-OF-USE ASSETS	1,210,516	1,173,075	1,116,222
TRADE NAME	579,165	579,007	578,364
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	55,873	51,676	43,803
Total assets	$5,180,423	$4,900,963	$4,873,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$849,554	$612,424	$735,563
Accrued expenses and other current liabilities	272,362	230,323	262,048
Current lease liabilities	137,979	115,134	121,465
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,262,895	960,881	1,122,076

LONG-TERM DEBT, NET	482,209	482,679	484,084
LONG-TERM LEASE LIABILITIES	1,210,095	1,185,741	1,098,799
DEFERRED TAX LIABILITIES, NET	255,912	256,815	253,069
OTHER LONG-TERM LIABILITIES	22,080	10,812	10,330
Total liabilities	3,233,191	2,896,928	2,968,358

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 66,466,377; 68,332,961 and 72,590,530 issued and outstanding as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.	662	683	726
Additional paid-in capital	244,388	247,094	240,559
Retained earnings	1,702,182	1,756,258	1,664,236
Stockholders' equity	1,947,232	2,004,035	1,905,521
Total liabilities and stockholders' equity	$5,180,423	$4,900,963	$4,873,879

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
NET SALES	$1,351,409	$1,364,220
COST OF GOODS SOLD	892,540	908,427
GROSS MARGIN	458,869	455,793

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	389,604	353,410
OPERATING INCOME	69,265	102,383

INTEREST EXPENSE, NET	9,044	9,486
WRITE OFF OF DEFERRED LOAN COSTS	—	449
OTHER (INCOME), NET	(2,807)	(5,204)
INCOME BEFORE INCOME TAXES	63,028	97,652

INCOME TAX EXPENSE	16,944	21,187
NET INCOME	$46,084	$76,465

EARNINGS PER COMMON SHARE:
BASIC	$0.69	$1.03
DILUTED	$0.68	$1.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	67,122	73,993
DILUTED	68,170	75,798

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$2,004,035
Net income	—	—	—	46,084	46,084
Equity compensation	—	—	7,542	—	7,542
Repurchase of common stock for retirement	(2,081)	(20)	(8,436)	(91,444)	(99,900)
Settlement of vested Restricted Stock Units, net of shares withheld	163	(1)	(3,300)	—	(3,301)
Stock option exercises, net of shares withheld	51		1,488	—	1,488
Cash dividends declared, $0.13 per share	—	—	—	(8,716)	(8,716)
Balances as of May 3, 2025	66,466	$662	$244,388	$1,702,182	$1,947,232

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 3, 2024	74,350	$743	$242,098	$1,711,809	$1,954,650
Net income	—	—	—	76,465	$76,465
Equity compensation	—	—	6,138	—	$6,138
Repurchase of common stock for retirement	(1,984)	(19)	(7,625)	(115,856)	$(123,500)
Settlement of vested Restricted Stock Units, net of shares withheld	98	1	(2,798)	—	$(2,797)
Stock option exercises, net of shares withheld	127	1	2,746	—	$2,747
Cash dividends declared, $0.11 per share	—	—	—	(8,182)	$(8,182)
Balances as of May 4, 2024	72,591	$726	$240,559	$1,664,236	$1,905,521

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,084	$76,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,150	28,853
Non-cash lease expense	12,665	6,137
Equity compensation	7,542	6,138
Amortization of deferred loan and other costs	649	624
Deferred income taxes	(903)	(1,726)
Write off of deferred loan costs	—	449
Changes in assets and liabilities:
Accounts receivable, net	(110)	5,671
Merchandise inventories, net	(251,195)	(162,652)
Prepaid expenses and other current assets	35,863	15,129
Other noncurrent assets	(4,566)	(3,392)
Accounts payable	231,762	186,475
Accrued expenses and other current liabilities	24,848	20,819
Income taxes payable	16,322	21,922
Other long-term liabilities	8,361	(1,235)
Net cash provided by operating activities	157,472	199,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(50,830)	(32,227)
Purchases of intangible assets	(158)	(128)
Net cash used in investing activities	(50,988)	(32,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	—	3,900
Repayment of Revolving Credit Facilities	—	(3,900)
Repayment of Term Loan	(750)	(750)
Debt issuance fees	—	(5,690)
Proceeds from exercise of stock options	1,516	2,789
Taxes paid related to net share settlement of equity awards	(3,328)	(2,839)
Repurchase of common stock for retirement	(99,031)	(122,425)
Dividends paid	(8,716)	(8,182)
Net cash used in financing activities	(110,309)	(137,097)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,825)	30,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,929	347,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285,104	$378,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,358	$2,767
Cash paid for income taxes	$—	$11

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$17,641	$14,698
Right-of-use assets obtained in exchange for new operating leases	$77,414	$39,569
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to “we,” “us,” “our” or the “Company” in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation (“ASO, Inc.”) and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company's long-term debt and the lessee of the Company’s facilities. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31.
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of May 3, 2025, we operated 303 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “Annual Report”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended May 3, 2025 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2026 or any other period. The balance sheet as of February 1, 2025 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC (“NAHC”), Academy Managing Co., L.L.C., Associated Investors, L.L.C., Academy, Ltd., the Company’s operating company, Academy International Limited, Mason Creek Insurance Co., LLC, and Academy Procurement Co., LLC. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 4, 2024 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Share Repurchases
On November 29, 2023, the Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) under which the Company was authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026.
On December 4, 2024, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Shares repurchased	2,080,772	1,983,967
Aggregate amount paid (amounts in millions) (1)	$99.9	$123.5

(1) Includes estimated excise tax fees of $0.9 million and $1.1 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of May 3, 2025, we had $536.5 million available for share repurchases pursuant to the 2024 Share Repurchase Program.

Supplier Finance Programs
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the Consolidated Balance Sheets, was $3.3 million, $3.8 million and $3.2 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.
Recent Accounting Pronouncements
Accounting Guidance Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance the disclosures on reportable segments. Under this pronouncement, all public entities (including those with a single reporting segment) are required to include incremental disclosures related to a public entity’s reportable segments, including disclosure of disaggregated expense information that is regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be adopted retrospectively. The Company adopted ASU 2023-07 retrospectively, effective February 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.
Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement is intended to enhance the transparency and decision usefulness of income tax disclosures and establishes new income tax disclosure requirements, including requiring disaggregation of a reporting entity’s effective tax rate reconciliation and disaggregation of the income taxes paid based on the applicable tax jurisdiction. The new guidance is effective for the annual periods for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its annual financial disclosures.

On November 4, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Merchandise division sales (1)
Outdoors	$372,029	$379,024
Sports and recreation	345,589	347,743
Apparel	332,644	334,349
Footwear	292,691	292,441
Total merchandise sales (2)	1,342,953	1,353,557
Other sales (3)	8,456	10,663
Net Sales	$1,351,409	$1,364,220
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 4, 2024, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales consisted of 10.0% and 9.0% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
(3) Other sales consisted primarily of the gift card breakage income, credit card bounties and royalties, shipping income, sales return allowance and other items.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Gift card liability, beginning balance	$96,469	$94,155
Issued	19,909	18,020
Redeemed	(29,940)	(28,545)
Recognized as breakage income	(1,126)	(1,361)
Gift card liability, ending balance	$85,312	$82,269

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	May 3, 2025	February 1, 2025	May 4, 2024
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	88,000	88,750	91,000
6.00% Notes, due November 2027	400,000	400,000	400,000
Total debt	488,000	488,750	491,000
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(327)	(361)	(465)
Less deferred loan costs (1)	(2,464)	(2,710)	(3,451)
Long-term debt, net	$482,209	$482,679	$484,084
(1) Deferred loan costs are related to the Term Loan and Notes.
ABL Facility
Academy Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into an asset-based revolving credit facility, dated July 2, 2025, with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and other lenders party thereto (as amended to date, the “ABL Facility”). Borrowings under the ABL Facility bear interest, at our election, at either (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s “prime rate”, or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of May 3, 2025, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
As of May 3, 2025, we had outstanding letters of credit of approximately $10.8 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding, leaving an available borrowing capacity under the ABL Facility of $989.2 million.
Term Loan
Academy, Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into a seven-year $400.0 million senior secured term loan with Credit Suisse AG, Cayman Island Branch, as the administrative agent and collateral agent and the several other lenders and parties named therein on November 6, 2020 (as amended to date, the “Term Loan”). Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. “prime rate” announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of May 3, 2025, the weighted average interest rate was 8.18%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of May 3, 2025, no prepayment was due under the terms and conditions of the Term Loan.
Notes
On November 6, 2020, Academy, Ltd., issued $400.0 million of 6.00% senior secured notes which are due November 15, 2027 (the “Notes”), pursuant to an indenture, dated as of November 6, 2020, with the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. The Notes require cash interest payments semi-annually in arrears on May 15 and November 15 of each year at a rate of 6.00% per year, which commenced on May 15, 2021.

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of May 3, 2025.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of May 3, 2025, February 1, 2025 and May 4, 2024, we held $227.5 million, $256.9 million and $324.0 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of May 3, 2025, February 1, 2025, and May 4, 2024, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	May 3, 2025	February 1, 2025	May 4, 2024
Leasehold improvements	$692,337	$663,869	$589,714
Equipment and software	745,463	733,939	703,039
Furniture and fixtures	439,776	431,577	402,803
Construction in progress	62,099	54,236	41,591
Building and Land	16,010	16,010	14,919
Total property and equipment	1,955,685	1,899,631	1,752,066
Accumulated depreciation and amortization	(1,404,501)	(1,374,495)	(1,295,472)
Property and equipment, net	$551,184	$525,136	$456,594

Depreciation expense was $30.2 million and $28.9 million in the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	May 3, 2025	February 1, 2025	May 4, 2024
Accrued interest	$13,146	$7,634	$13,006
Accrued personnel costs	48,418	46,178	44,384
Accrued professional fees	2,989	13,466	1,964
Accrued sales and use tax	17,857	4,772	18,083
Accrued self-insurance	15,818	15,205	16,002
Deferred revenue - gift cards and other	89,426	98,641	84,725
Income taxes payable	22,412	6,090	31,234
Property taxes	27,413	16,833	23,657
Sales return allowance	4,900	4,400	5,200
Other	29,983	17,104	23,793
Accrued expenses and other current liabilities	$272,362	$230,323	$262,048

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of May 3, 2025, there were 3,585,481 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of May 3, 2025, there were 1,475,080 shares authorized and available for future issuance under the ESPP.

Equity compensation expense was $7.5 million and $6.1 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income. For all Awards granted in 2023 and 2024, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the thirteen weeks ended May 3, 2025:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	477,814	154,907
Weighted average grant date fair value per Award	$49.30	$50.03
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of May 3, 2025:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$2,162,463	$40,245,750	$11,624,262
Weighted average life remaining in years	1.1	2.3	2.3

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$46,084	$76,465

Weighted average common shares outstanding - basic	67,122	73,993
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	56	244
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	24	128
Dilutive effect of Service Options	891	1,342
Dilutive effect of Performance Unit Options	77	91
Dilutive effect of ESPP Shares	—	—
Weighted average common shares outstanding - diluted	68,170	75,798

Earnings per common share - basic	$0.69	$1.03
Earnings per common share - diluted	$0.68	$1.01

Anti-dilutive stock-based awards excluded from diluted calculation	264	4

10. Commitments and Contingencies

Technology Related and Other Commitments
As of May 3, 2025, we have obligations under technology-related, construction and other contractual commitments in the amount of $131.5 million. Of such commitments, approximately $75.4 million is payable in the next 12 months.

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
There have been no material developments during the fiscal quarter ended May 3, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Sponsorship Agreement and Intellectual Property Commitments
We periodically enter into sponsorship agreements generally with professional sports teams, associations, events, networks, or individual professional players and collegiate athletic programs in exchange for marketing and advertising promotions. We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties on sales. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company. As of May 3, 2025, we have $8.4 million in related commitments through 2027, of which $5.9 million is payable in the next 12 months.

11. Segment Information
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

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM allocates resources and assesses performance at a Company level using consolidated net income, which is a GAAP measure, as reported on the Consolidated Statements of Income. The CODM evaluates the Company's assets as reported on the Company's Consolidated Balance Sheets. The CODM evaluates significant segment expenses and makes decisions about the retail business based on the cost of goods we sell and the selling, general, and administrative expenses needed to sell those goods as reported on the Consolidated Statements of Income. See the Company's consolidated financial statements included in Part I Item 1 for more information.

12. Subsequent Events
Our management evaluated events or transactions that occurred after May 3, 2025 through June 10, 2025, the issuance date of the consolidated financial statements, and identified the following matter to report:
On June 5, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 3, 2025, of $0.13 per share of the Company's common stock, payable on July 17, 2025, to stockholders of record as of the close of business on June 19, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the section entitled “Risk Factors,” and relate to matters such as macroeconomic conditions, our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors that could affect overall consumer spending or our industry, including the possible effect of ongoing macroeconomic challenges, inflation and higher interest rates, trade policy changes or additional tariffs or changes in tariffs, geopolitical tensions, or changes to the financial health of our customers, many of which are beyond our control. We believe that these factors include but are not limited to those described under the “Risk Factors” section in the Company's Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC which are accessible on the SEC's website at www.sec.gov.
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
•risks associated with our reliance on internationally manufactured merchandise, including in China, which exposes us to various international risks, including additional tariffs and our ability to successfully reduce our direct cost exposure to China;
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
•     fluctuations in merchandise (including raw materials) costs and availability;
•     any disruption in the operation of our distribution centers;
•our reliance on key personnel to support our existing business and future initiatives;
•our reliance on suppliers to supply us with merchandise that we purchase for resale;
•     risks related to our private label brand merchandise;
•     any failure of our third-party vendors of outsourced business services and solutions;
•     harm to our reputation;
•     quarterly and seasonal fluctuations in our operating results;
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
•     risks related to product safety;
•     risks related to climate change and other sustainability-related matters;
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended May 3, 2025 and our audited financial statements for the fiscal year ended February 1, 2025 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report.
All references to “Academy,” “Academy Sports + Outdoors,” “ASO, Inc.,” “we,” “us,” “our” or the “Company” in this Quarterly Report refer to Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd., is also the borrower and/or issuer of the Company's long-term debt and lessee of facilities.
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the “current quarter,” “2025 first quarter,” or similar reference refers to the thirteen week period ended May 3, 2025, and any reference to the “prior year quarter,” “2024 first quarter” or similar reference refers to the thirteen week period ended May 4, 2024. Unless otherwise specified, all comparisons regarding the current period of 2025 are made to the corresponding period of 2024.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 28%, 26%, 24%, and 22% of our 2025 first quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of May 3, 2025, we operated 303 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Beginning stores	298	282
Q1 new stores	5	2
Closed	—	—
Ending stores	303	284

Relocated stores	—	—

Tariffs and Other Macroeconomic Trends
We continue to monitor global macroeconomic trends and uncertainties such as inflation, existing and potential tariffs, and other shifting trade policies, which have impacted consumer spending and could adversely affect our ability to grow sales and merchandise margin. We have worked diligently to reduce our exposure related to products imported from China. The Company reduced its cost exposure to approximately 9% of total cost of goods sold directly related to China for its private label business, and we plan to further accelerate our efforts to diversify our global supply chain. The impact of the evolving macroeconomic environment on our financial results is uncertain. We are closely monitoring the evolving environment with respect to tariffs and other trade policy developments and will continue to adjust plans as needed, including, but not limited to, inventory purchase quantities and timing, strategic pricing and promotional adjustments to maintain value for our customers, alternating sourcing to reduce receipts from China, and vendor negotiations.

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
The comparable sales metric for the 2025 first quarter compares the thirteen weeks ended May 3, 2025 versus the thirteen weeks ended May 4, 2024. The prior year rate of decline in comparable store sales slowed in the 2025 first quarter with a 2025 first quarter comparable sales decrease of 3.7% compared to 5.7% in the 2024 first quarter. See the discussion on Net Sales below for factors contributing to these changes.
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies that focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we continue to implement several innovative website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During the 2025 first quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the 2025 first quarter, we opened 5 new stores. Our strategic real estate approach, including the 44 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
Gross Margin. Gross margin is our net sales less cost of goods sold. Our cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution, which consist primarily of transportation, payroll and benefits and distribution center occupancy costs and are generally variable in nature relative to our sales volume.
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

We refer to loss or theft of inventory as “shrinkage” or “shrink”. A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 25.9% in the 2024 first quarter to 28.8% in the 2025 first quarter, primarily attributable to the addition of new stores. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Number of new stores opened	5	2
Total pre-opening expenses incurred (in millions)	$3.3	$1.4
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt.
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily as a result of changes in income before income taxes and changes in equity awards activity.

Results of Operations

Thirteen Weeks Ended May 3, 2025 Compared to Thirteen Weeks Ended May 4, 2024
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	May 3, 2025		May 4, 2024		Dollars	Percent
Net sales	$1,351,409	100.0%	$1,364,220	100.0%	$(12,811)	(0.9)%
Cost of goods sold	892,540	66.0%	908,427	66.6%	(15,887)	(1.7)%
Gross margin	458,869	34.0%	455,793	33.4%	3,076	0.7%
Selling, general and administrative expenses	389,604	28.8%	353,410	25.9%	36,194	10.2%
Operating income	69,265	5.1%	102,383	7.5%	(33,118)	(32.3)%
Interest expense, net	9,044	0.7%	9,486	0.7%	(442)	(4.7)%
Write off of deferred loan costs	—	—%	449	—%	(449)	(100.0)%
Other (income), net	(2,807)	(0.2)%	(5,204)	(0.4)%	2,397	(46.1)%
Income before income taxes	63,028	4.7%	97,652	7.2%	(34,624)	(35.5)%
Income tax expense	16,944	1.3%	21,187	1.6%	(4,243)	(20.0)%
Net income	$46,084	3.4%	$76,465	5.6%	$(30,381)	(39.7)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales decreased $12.8 million, or 0.9%, in the 2025 first quarter over the prior year first quarter, which was primarily a result of decreased comparable sales. We opened 19 new stores since the end of the 2024 first quarter, 5 of which opened throughout the 2025 first quarter. During the 2025 first quarter, these 19 stores generated $45.3 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 44 new stores, 25 of which have been open for at least twelve months. Over the last twelve months, those 25 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 3.7% driven by lower sales across all merchandise divisions as a result of a 5.2% decrease in comparable transactions, partially offset by an increase in average ticket of 1.5%. The decrease of 0.9% in net sales was driven by decreased sales of 1.8% in the outdoor merchandise division, 0.6% in the sports and recreation merchandise division and 0.5% in the apparel division, partially offset by an increase of 0.1% in the footwear division.
E-commerce net sales represented 10.0% of merchandise sales for the 2025 first quarter compared to 9.0% for the prior year first quarter.
Gross Margin. Gross margin increased $3.1 million, or 0.7%, to $458.9 million in the 2025 first quarter from $455.8 million in the 2024 first quarter. As a percentage of net sales, gross margin increased 60 basis points from 33.4% in the 2024 first quarter to 34.0% in the 2025 first quarter. The increase of 60 basis points in gross margin was primarily attributable to 40 basis points of favorability in merchandise margin as a result of managing prices to provide differentiated value and newness to our customers and 10 basis points of favorability as a result of decreased inventory shrink.
Selling, General and Administrative Expenses. SG&A expenses increased $36.2 million, or 10.2%, to $389.6 million in the 2025 first quarter as compared to $353.4 million in the 2024 first quarter, primarily as a result of our increased strategic investments of $33.4 million in new stores, technology, and the Jordan Brand launch.
Write off of Deferred Loan Costs. Write off of deferred loan costs decreased by $0.4 million in the 2025 first quarter when compared with the 2024 first quarter, in connection with the amendment that led to the write off of deferred loan costs on the ABL Facility in the 2024 first quarter.
Interest Expense. Interest expense decreased $0.4 million, or 4.7%, in the 2025 first quarter when compared with the 2024 first quarter primarily resulting from lower interest rates and a lower outstanding balance on our Term Loan.

Other (Income), net. Other (income), net, decreased $2.4 million in the 2025 first quarter when compared with the 2024 first quarter, primarily driven by decreased money market investments at lower interest rates in the 2025 first quarter when compared with the 2024 first quarter.

Income Tax Expense. Income tax expense decreased $4.2 million to $16.9 million for the 2025 first quarter as compared to $21.2 million in the 2024 first quarter, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective tax rate was 26.9% in the first quarter of 2025 compared to 21.7% in the first quarter of 2024. The increase in the effective tax rate compared to the prior year quarter is due to a higher number of employee equity awards vesting and exercised in the 2024 first quarter at a higher share price compared with the 2025 first quarter.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$46,084	$76,465
Interest expense, net	9,044	9,486
Income tax expense	16,944	21,187
Depreciation and amortization	30,150	28,853
Equity compensation (a)	7,542	6,138
Write off of deferred loan costs	—	449
Adjusted EBITDA	$109,764	$142,578
Less: Depreciation and amortization	(30,150)	(28,853)
Adjusted EBIT	$79,614	$113,725

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

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$46,084	$76,465
Equity compensation (a)	7,542	6,138
Write off of deferred loan costs	—	449
Tax effects of these adjustments (b)	(2,029)	(1,432)
Adjusted Net Income	$51,597	$81,620

Earnings per common share:
Basic	$0.69	$1.03
Diluted	$0.68	$1.01
Adjusted Earnings per Share:
Basic	$0.77	$1.10
Diluted	$0.76	$1.08
Weighted average common shares outstanding:
Basic	67,122	73,993
Diluted	68,170	75,798

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen weeks ended May 3, 2025 and May 4, 2024, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$157,472	$199,677
Net cash used in investing activities	(50,988)	(32,355)
Adjusted Free Cash Flow	$106,484	$167,322

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On May 3, 2025, our cash and cash equivalents totaled $285.1 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.
Long-Term Debt
As of May 3, 2025, the Company's long-term debt and interest rates consist of:
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.18% variable rate term-loan with $88.0 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand through September 30, 2027; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	Total
Term Loan and related interest (1)	$7,110	$9,159	$87,725	$—	—	$103,994
Notes and related interest (2)	24,000	24,000	424,000	—	—	472,000
ABL Facility and related interest (3)	1,868	2,500	2,500	2,500	268	9,636

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Average funds drawn	$—	$129
Number of days with outstanding balance	—	3
Maximum daily amount outstanding	$—	$3,900
Minimum available borrowing capacity	$953,921	$977,254

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	May 3, 2025	February 1, 2025	May 4, 2024
Outstanding borrowings	$—	$—	$—
Issued letters of credit	10,832	9,258	11,553
Available borrowing capacity	989,168	955,495	981,154

Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2024 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at May 3, 2025. The following table summarizes our remaining operating lease obligations by fiscal year:

	2025	2026	2027	2028	2029	After 2029	Total
Operating lease payments (1) (2)	$165,484	$249,670	$235,970	$218,454	$201,213	$1,075,808	$2,146,599

(1) Minimum lease payments have not been reduced by sublease rentals of $1.7 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of May 3, 2025.
Share Repurchases
On November 29, 2023, the Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) under which the Company was authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026.
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to 700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of May 3, 2025, the Company had $536.5 million remaining for share repurchases under the Share Repurchase Programs. See Note 2 to the consolidated financial statements.
The following table summarizes our share repurchases for the 2025 first quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 2, 2025 to May 3, 2025)(2)	2,080,772	47.59	99,031
Total Shares Repurchased	2,080,772	$47.59	$99,031

(1) Excludes the impact of unpaid excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2025 first quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the 2025 first quarter (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 2, 2025 to May 3, 2025)	$0.13	$8,716	March 25, 2025
Total Dividends Paid		$8,716
On June 5, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 3, 2025, of $0.13 per share of the Company's common stock, payable on July 17, 2025, to stockholders of record as of the close of business on June 19, 2025.

Capital Expenditures
The following table summarizes our capital expenditures for the thirteen weeks ended May 3, 2025 and May 4, 2024 (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
New stores	$25,970	$16,789
Corporate, e-commerce and information technology programs	22,953	9,706
Updates for existing stores and distribution centers	1,907	5,732
Total capital expenditures	$50,830	$32,227

We expect capital expenditures for fiscal year 2025 to be between $180 million and $220 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2025:

2025
New stores	60%
Corporate, e-commerce and information technology programs	20%
Updates for existing stores and distribution centers	20%

We review forecasted capital expenditures throughout the year and will adjust our capital expenditures based on business conditions at that time.

Cash Flows for the Thirteen Weeks Ended May 3, 2025 and May 4, 2024

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$157,472	$199,677
Net cash used in investing activities	(50,988)	(32,355)
Net cash used in financing activities	(110,309)	(137,097)
Net increase (decrease) in cash and cash equivalents	$(3,825)	$30,225

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the 2025 first quarter decreased $42.2 million, compared to 2024 first quarter. This decrease is attributable to:
•$30.4 million decrease in net income; and
•$21.4 million net decrease in cash flows provided by operating assets and liabilities; offset by
•$9.6 million net increase in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$88.5 million decrease in cash flows from merchandise inventories, net due to increased inventory receipts relative to the prior year first quarter; partially offset by
•$45.3 million increase in cash flows from accounts payable, due to timing of payments relative to the prior year first quarter; and
•$20.7 million increase in cash flows from prepaid expenses and other current assets, largely driven by timing of construction reimbursement payments received in the 2025 first quarter relative to the prior year first quarter.

Investing Activities. Cash used in investing activities increased $18.6 million in the 2025 first quarter compared to the 2024 first quarter. The increase in cash used in investing activities is primarily related to:
•$18.6 million increase in capital expenditures, primarily driven by increased spending related to Corporate, E-commerce, and information technology programs in the 2025 first quarter relative to the prior year first quarter.

Financing Activities. Cash used in financing activities decreased $26.8 million in the 2025 first quarter, compared to the 2024 first quarter. The primary driver of the decrease was:
•$23.4 million decrease in cash outflows for repurchases of common stock in the current year period.

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
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. More information on all of our significant accounting policies can be found in the “Critical Accounting Policies and Estimates” section of the Annual Report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report.

Recent Accounting Pronouncements
The information set forth in Note 2 to our unaudited consolidated financial statements under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 — Commitments to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
There have been no material developments during the fiscal quarter ended May 3, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors discussed in the section of the Annual Report entitled “Risk Factors”, which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors discussed in the section of the Annual Report entitled “Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2025 first quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
February 2, 2025 to March 1, 2025	1,051,200	$51.90	1,051,200	$580,936,189
March 2, 2025 to April 5, 2025	639,828	$47.02	639,828	$550,861,576
April 6, 2025 May 3, 2025	389,744	$36.92	389,744	$536,480,184
Total	2,080,772	$47.59	2,080,772	$536,480,184
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of unpaid excise taxes.
(c) On November 29, 2023, the Board of Directors of the Company authorized a share repurchase program (the “2023 Share Repurchase Program”) under which the Company is authorized to purchase up to $600 million of its outstanding shares during the three-year period ending November 29, 2026. On December 4, 2024, the Board of Directors authorized a share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the 2023 Share Repurchase Program. As of May 3, 2025, approximately $536.5 million remained available for share repurchases pursuant to the 2024 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the programs may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended May 3, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 7, 2025).
10.1†*	Form of 2025 Executive Performance-Based Restricted Stock Unit Agreement.
10.2†*	Form of 2025 Executive Time-Based Restricted Stock Unit Agreement.
10.3†*	Form of 2025 Executive Time-Based Option Agreement.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 10, 2025 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)