Form 10-Q
period 2025-08-02
Academy Sports & Outdoors, Inc.
filed 2025-09-02
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2025
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

As of August 26, 2025, Academy Sports and Outdoors, Inc. had 66,625,431 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300,860	$288,929	$324,568
Accounts receivable - less allowance for doubtful accounts of $1,874, $2,752 and $2,080, respectively	19,181	16,759	12,812
Merchandise inventories, net	1,587,624	1,308,840	1,366,616
Prepaid expenses and other current assets	78,257	95,621	108,392
Total current assets	1,985,922	1,710,149	1,812,388

PROPERTY AND EQUIPMENT, NET	584,045	525,136	470,752
RIGHT-OF-USE ASSETS	1,206,207	1,173,075	1,103,242
TRADE NAME	579,330	579,007	578,550
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	58,559	51,676	47,506
Total assets	$5,275,983	$4,900,963	$4,874,358

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$803,309	$612,424	$704,578
Accrued expenses and other current liabilities	266,021	230,323	259,069
Current lease liabilities	139,678	115,134	124,628
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,212,008	960,881	1,091,275

LONG-TERM DEBT, NET	481,738	482,679	483,617
LONG-TERM LEASE LIABILITIES	1,217,217	1,185,741	1,083,390
DEFERRED TAX LIABILITIES, NET	270,502	256,815	252,919
OTHER LONG-TERM LIABILITIES	19,368	10,812	10,763
Total liabilities	3,200,833	2,896,928	2,921,964

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 66,625,266; 68,332,961 and 70,915,916 issued and outstanding as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.	666	683	709
Additional paid-in capital	255,517	247,094	244,584
Retained earnings	1,818,967	1,756,258	1,707,101
Stockholders' equity	2,075,150	2,004,035	1,952,394
Total liabilities and stockholders' equity	$5,275,983	$4,900,963	$4,874,358

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
NET SALES	$1,599,838	$1,548,980	$2,951,247	$2,913,200
COST OF GOODS SOLD	1,023,105	990,255	1,915,645	1,898,681
GROSS MARGIN	576,733	558,725	1,035,602	1,014,519

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	404,352	368,639	793,956	722,050
OPERATING INCOME	172,381	190,086	241,646	292,469

INTEREST EXPENSE, NET	9,028	9,071	18,072	18,557
WRITE OFF OF DEFERRED LOAN COSTS	—	—	—	449
OTHER INCOME, NET	1,480	5,531	4,287	10,735
INCOME BEFORE INCOME TAXES	164,833	186,546	227,861	284,198

INCOME TAX EXPENSE	39,399	43,958	56,343	65,145
NET INCOME	$125,434	$142,588	$171,518	$219,053

EARNINGS PER COMMON SHARE:
BASIC	$1.89	$1.99	$2.57	$3.00
DILUTED	$1.85	$1.95	$2.52	$2.93
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	66,539	71,829	66,831	72,911
DILUTED	67,689	73,289	68,043	74,651

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$2,004,035
Net income	—	—	—	46,084	46,084
Equity compensation	—	—	7,542	—	7,542
Repurchase of common stock for retirement	(2,081)	(20)	(8,436)	(91,444)	(99,900)
Settlement of vested Restricted Stock Units, net of shares withheld	163	(1)	(3,300)	—	(3,301)
Stock option exercises, net of shares withheld	51	—	1,488	—	1,488
Cash dividends declared, $0.13 per share	—	—	—	(8,716)	(8,716)
Balances as of May 3, 2025	66,466	$662	$244,388	$1,702,182	$1,947,232
Net income	—	—	—	125,434	125,434
Equity compensation	—	—	7,602	—	7,602
Repurchase of common stock for retirement	—	—	—	—	—
Settlement of vested Restricted Stock Units, net of shares withheld	46	1	(420)	—	(419)
Issuance of common stock under employee stock purchase plan	73	2	2,779	—	2,781
Stock option exercises, net of shares withheld	40	1	1,168	—	1,169
Cash dividends declared, $0.13 per share	—	—	—	(8,649)	(8,649)
Balances as of August 2, 2025	66,625	$666	$255,517	$1,818,967	$2,075,150

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

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,518	$219,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,171	57,771
Non-cash lease expense	22,487	7,271
Equity compensation	15,144	14,093
Amortization of deferred loan and other costs	1,292	1,279
Deferred income taxes	13,686	(1,876)
Write off of deferred loan costs	—	449
Changes in assets and liabilities:
Accounts receivable, net	(2,421)	6,559
Merchandise inventories, net	(278,784)	(172,457)
Prepaid expenses and other current assets	15,311	(24,943)
Other noncurrent assets	(7,617)	(7,462)
Accounts payable	178,381	153,613
Accrued expenses and other current liabilities	29,395	19,073
Income taxes payable	7,526	19,801
Other long-term liabilities	8,958	(1,201)
Net cash provided by operating activities	236,047	291,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(107,576)	(73,425)
Purchases of intangible assets	(323)	(314)
Net cash used in investing activities	(107,899)	(73,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	—	3,900
Repayment of Revolving Credit Facilities	—	(3,900)
Repayment of Term Loan	(1,500)	(1,500)
Debt issuance fees	—	(5,690)
Proceeds from exercise of stock options	2,646	3,575
Proceeds from issuance of common stock under employee stock purchase program	2,781	2,819
Taxes paid related to net share settlement of equity awards	(3,748)	(3,412)
Repurchase of common stock for retirement	(99,031)	(220,325)
Dividends paid	(17,365)	(16,103)
Net cash used in financing activities	(116,217)	(240,636)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,931	(23,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,929	347,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,860	$324,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$18,166	$17,564
Cash paid for income taxes	$33,969	$45,788

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$24,777	$16,575
Right-of-use assets obtained in exchange for new operating leases	$123,628	$56,185
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to “we,” “us,” “our” or the “Company” in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation (“ASO, Inc.”) and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company's long-term debt and the lessee of the Company's facilities. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31.
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of August 2, 2025, we operated 306 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website and our mobile app.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “Annual Report”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended August 2, 2025 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2026 or any other period. The balance sheet as of February 1, 2025 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

Basis of Presentation and Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of ASO, Inc. and its subsidiaries, New Academy Holding Company, LLC (“NAHC”), Academy Managing Co., L.L.C., Associated Investors, L.L.C., Academy, Ltd., the Company's operating company, Academy International Limited, Mason Creek Insurance Co., LLC, and Academy Procurement Co., LLC. NAHC, Academy Managing Co., LLC, and Associated Investors, LLC are intermediate holding companies. All intercompany balances and transactions have been eliminated in consolidation.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended August 3, 2024 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Share Repurchases
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price, economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Shares repurchased	—	1,809,856	2,080,772	3,793,823
Aggregate amount paid (amounts in millions) (1)	$—	$98.8	$99.9	$222.3

(1) Includes estimated excise tax fees of $0.0 million and $0.9 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively, and $0.9 million and $2.0 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively.

The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of August 2, 2025, we had $536.5 million available for share repurchases pursuant to the 2024 Share Repurchase Program.

Supplier Finance Programs
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the Condensed Consolidated Balance Sheets, was $2.1 million, $3.8 million and $5.1 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.
Recent Accounting Pronouncements
U.S. Income Tax Regulations
On July 4, 2025, an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full deductibility of qualified capital expenditures, full deductibility of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the fiscal year ending January 31, 2026, the Company anticipates a material decrease to the current tax expense and corresponding increase to deferred tax expense that results in no net impact to the effective tax rate.
Accounting Guidance Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance the disclosures on reportable segments. Under this pronouncement, all public entities (including those with a single reporting segment) are required to include incremental disclosures related to a public entity's reportable segments, including disclosure of disaggregated expense information that is regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be adopted retrospectively. The Company adopted ASU 2023-07 retrospectively, effective February 1, 2025. The adoption of this standard did not have a material impact on the Company's consolidated financial statement disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Merchandise division sales (1)
Outdoors	$448,937	$438,105	$831,488	$826,262
Sports and recreation	369,791	357,145	704,837	695,743
Apparel	451,121	435,041	783,802	769,409
Footwear	323,243	312,120	615,918	604,553
Total merchandise sales (2)	1,593,092	1,542,411	2,936,045	2,895,967
Other sales (3)	6,746	6,569	15,202	17,233
Net Sales	$1,599,838	$1,548,980	$2,951,247	$2,913,200
(1) Certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and twenty-six weeks ended August 3, 2024, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales consisted of 10.9% and 10.5% of merchandise sales for the thirteen and twenty-six weeks ended August 2, 2025, respectively, and 9.7% and 9.4% for the thirteen and twenty-six weeks ended August 3, 2024, respectively.
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
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gift card liability, beginning balance	$85,312	$82,269	$96,469	$94,155
Issued	29,355	25,777	49,264	43,797
Redeemed	(31,467)	(28,019)	(61,407)	(56,564)
Recognized as breakage income	(1,422)	(1,259)	(2,548)	(2,620)
Gift card liability, ending balance	$81,778	$78,768	$81,778	$78,768

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	August 2, 2025	February 1, 2025	August 3, 2024
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	87,250	88,750	90,250
6.00% Notes, due November 2027	400,000	400,000	400,000
Total debt	487,250	488,750	490,250
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(294)	(361)	(431)
Less deferred loan costs (1)	(2,218)	(2,710)	(3,202)
Long-term debt, net	$481,738	$482,679	$483,617
(1) Deferred loan costs are related to the Term Loan and Notes.
ABL Facility
Academy Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into an asset-based revolving credit facility, dated March 8, 2024 with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and other lenders party thereto (as amended to date, the “ABL Facility”). Borrowings under the ABL Facility bear interest, at our election, at either (1) adjusted term secured overnight financing rate (“Adjusted Term SOFR”) plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s “prime rate”, or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of August 2, 2025, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
As of August 2, 2025, we had outstanding letters of credit of approximately $9.1 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding, leaving an available borrowing capacity under the ABL Facility of $990.9 million.
Term Loan

Academy, Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into a seven-year $400.0 million senior secured term loan with Credit Suisse AG, Cayman Island Branch, as the administrative agent and collateral agent and the several other lenders and parties named therein on November 6, 2020 (as amended to date, the “Term Loan”). Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. “prime rate” announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of August 2, 2025, the weighted average interest rate was 8.19%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of August 2, 2025, no prepayment was due under the terms and conditions of the Term Loan.
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

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of August 2, 2025.

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
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and are redeemable on demand. As of August 2, 2025, February 1, 2025 and August 3, 2024, we held $250.2 million, $256.9 million and $254.7 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of August 2, 2025, February 1, 2025, and August 3, 2024, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	August 2, 2025	February 1, 2025	August 3, 2024
Leasehold improvements	$709,739	$663,869	$605,746
Equipment and software	754,848	733,939	713,400
Furniture and fixtures	451,879	431,577	407,371
Construction in progress	64,362	54,236	53,326
Building and Land	33,748	16,010	14,921
Total property and equipment	2,014,576	1,899,631	1,794,764
Accumulated depreciation and amortization	(1,430,531)	(1,374,495)	(1,324,012)
Property and equipment, net	$584,045	$525,136	$470,752

Depreciation expense was $31.0 million and $61.2 million in the thirteen and twenty-six weeks ended August 2, 2025, respectively, and $28.9 million and $57.8 million in the thirteen and twenty-six weeks ended August 3, 2024, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	August 2, 2025	February 1, 2025	August 3, 2024
Accrued interest	$7,191	$7,634	$6,964
Accrued personnel costs	40,807	46,178	34,472
Accrued professional fees	2,759	13,466	2,180
Accrued sales and use tax	20,463	4,772	17,979
Accrued self-insurance	15,981	15,205	15,953
Deferred revenue - gift cards and other	88,301	98,641	82,619
Income taxes payable	11,562	6,090	29,114
Property taxes	38,714	16,833	36,425
Sales return allowance	5,700	4,400	5,500
Other	34,543	17,104	27,863
Accrued expenses and other current liabilities	$266,021	$230,323	$259,069

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of August 2, 2025, there were 3,556,643 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of August 2, 2025, there were 1,402,072 shares authorized and available for future issuance under the ESPP.

Equity compensation expense was $7.6 million and $15.1 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively. Equity compensation expense was $8.0 million and $14.1 million for the thirteen and twenty-six weeks ended August 3, 2024, respectively. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income. For all Awards granted in 2023, 2024, and 2025, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the twenty-six weeks ended August 2, 2025:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	530,393	154,907
Weighted average grant date fair value per Award	$48.86	$50.03
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of August 2, 2025:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$1,607,496	$36,274,166	$10,226,635
Weighted average life remaining in years	0.9	2.0	2.1

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$125,434	$142,588	$171,518	$219,053

Weighted average common shares outstanding - basic	66,539	71,829	66,831	72,911
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	63	135	167	275
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	28	110	29	122
Dilutive effect of Service Options	922	1,080	898	1,221
Dilutive effect of Performance Unit Options	77	84	77	88
Dilutive effect of ESPP Shares	60	51	41	34
Weighted average common shares outstanding - diluted	67,689	73,289	68,043	74,651

Earnings per common share - basic	$1.89	$1.99	$2.57	$3.00
Earnings per common share - diluted	$1.85	$1.95	$2.52	$2.93

Anti-dilutive stock-based awards excluded from diluted calculation	210	129	214	120

10. Commitments and Contingencies

Technology Related and Other Commitments
As of August 2, 2025, we have obligations under technology-related, construction and other contractual commitments in the amount of $121.5 million. Of such commitments, approximately $63.3 million is payable in the next 12 months.

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
There have been no material developments during the fiscal quarter ended August 2, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

12. Subsequent Events
Our management evaluated events or transactions that occurred after August 2, 2025 through September 2, 2025, the issuance date of the consolidated financial statements, and identified the following matter to report:
On August 28, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended August 2, 2025, of $0.13 per share of the Company's common stock, payable on October 9, 2025, to stockholders of record as of the close of business on September 11, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors,” and relate to matters such as macroeconomic conditions, our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors that could affect overall consumer spending or our industry, including the possible effect of ongoing macroeconomic challenges, inflation and higher interest rates, trade policy changes or additional tariffs or changes in tariffs, geopolitical tensions, or changes to the financial health of our customers, many of which are beyond our control. We believe that these factors include but are not limited to those described under “Risk Factors” in the Company's Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov.
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
The following is a summary of the principal factors that make an investment in our securities speculative or risky (all of which are more fully described in the section entitled “Risk Factors” in the Annual Report, as the same may be updated by subsequent Forms 10-Q):
Risks Related to Our Business and Industry
•overall decline in the health of the economy and consumer discretionary spending;
•     risks associated with our reliance on internationally manufactured merchandise, including in China, which exposes us to various international risks, including additional tariffs and our ability to successfully reduce our direct cost exposure to China;
•     our ability to operate, update or implement our information systems;
•     our ability to manage our inventory balances;
•     our ability to predict or effectively react to changes in consumer tastes and preferences, to acquire and sell brand name merchandise at competitive prices and/or to manage our inventory balances;
•     risks associated with our e-commerce business;
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
•     our ability to attract, train and retain quality team members in sufficient numbers, increases in wage and labor costs, and changes in laws and other labor issues;
•     our ability to protect against inventory shrink;
•     payment-related risks;
•     the occurrence of severe weather events, catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest;
•     the geographic concentration of our stores;
•     our ability to attract, retain and train key personnel;
•     fluctuations in merchandise (including raw materials) costs and availability;
•     any disruption in the operation of our distribution centers;
•     our reliance on key personnel to support our existing business and future initiatives;
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
•     our ability to borrow under the ABL Facility (as defined above);
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and twenty-six weeks ended August 2, 2025 and our audited financial statements for the fiscal year ended February 1, 2025 and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.
All references to “Academy,” “Academy Sports + Outdoors,” “ASO, Inc.,” “we,” “us,” “our” or the “Company” in this Quarterly Report refer to Academy Sports and Outdoors, Inc., a Delaware corporation and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations through our indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company's sales and business operations occur at Academy, Ltd., and Academy, Ltd., is also the borrower and/or issuer of the Company's long-term debt and lessee of facilities.
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the “current quarter,” “2025 second quarter,” or similar reference refers to the thirteen week period ended August 2, 2025, and any reference to the “prior year quarter,” “2024 second quarter” or similar reference refers to the thirteen week period ended August 3, 2024. Unless otherwise specified, all comparisons regarding the current period of 2025 are made to the corresponding period of 2024.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 28%, 23%, 28%, and 21% of our 2025 second quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of August 2, 2025, we operated 306 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 23,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Beginning stores	298	282
Q1 new stores	5	2
Q2 new stores	3	1
Closed	—	—
Ending stores	306	285

Relocated stores	—	—

Tariffs and Other Macroeconomic Trends
We continue to monitor global macroeconomic trends and uncertainties such as inflation, existing and potential tariffs, and other shifting trade policies, which have impacted consumer spending and could adversely affect our ability to grow sales and merchandise margin. The impact of the evolving macroeconomic environment on our financial results is uncertain. We have worked diligently to mitigate the impact of tariffs on our business. We are closely monitoring the evolving environment with respect to tariffs and other trade policy developments and will continue to adjust plans as needed, including, but not limited to, inventory purchase quantities and timing, strategic pricing and promotional adjustments to maintain value for our customers, diversifying sourcing to shift country of origin, and vendor negotiations.
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
We have continued to add private label brand products to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. Furthermore, our softgoods merchandise divisions, which consist of apparel and footwear, have higher margins than our hardgoods merchandise divisions, which consist of outdoors and sports and recreation. A shift in sales mix toward softgoods would generally have a positive impact on gross margin and a shift in sales mix towards hardgoods would generally have a negative impact on gross margin.
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies that focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we continue to implement several website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During the 2025 year-to-date second quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the 2025 second quarter, we opened 3 new stores. Our strategic real estate approach, including the 47 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 24.8% in the 2024 year-to-date second quarter to 26.9% in the 2025 year-to-date second quarter, primarily attributable to increased strategic investments, including the addition of 21 new stores since the end of the 2024 second quarter. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Number of new stores opened	3	1	8	3
Total pre-opening expenses incurred (in millions)	$5.2	$2.7	$8.5	$4.7
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

Results of Operations

Thirteen Weeks Ended August 2, 2025 Compared to Thirteen Weeks Ended August 3, 2024
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	August 2, 2025		August 3, 2024		Dollars	Percent
Net sales	$1,599,838	100.0%	$1,548,980	100.0%	$50,858	3.3%
Cost of goods sold	1,023,105	64.0%	990,255	63.9%	32,850	3.3%
Gross margin	576,733	36.0%	558,725	36.1%	18,008	3.2%
Selling, general and administrative expenses	404,352	25.3%	368,639	23.8%	35,713	9.7%
Operating income	172,381	10.8%	190,086	12.3%	(17,705)	(9.3)%
Interest expense, net	9,028	0.6%	9,071	0.6%	(43)	(0.5)%
Other income, net	1,480	0.1%	5,531	0.4%	(4,051)	(73.2)%
Income before income taxes	164,833	10.3%	186,546	12.0%	(21,713)	(11.6)%
Income tax expense	39,399	2.5%	43,958	2.8%	(4,559)	(10.4)%
Net income	$125,434	7.8%	$142,588	9.2%	$(17,154)	(12.0)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $50.9 million, or 3.3%, in the 2025 second quarter over the prior year second quarter. The increase of 3.3% in net sales was driven by increased sales of 3.7% in the apparel merchandise division, 3.6% in the footwear merchandise division, 3.5% in the sports and recreation merchandise division and 2.5% in the outdoor merchandise division.
We opened 21 new stores since the end of the 2024 second quarter, 3 of which opened throughout the 2025 second quarter. During the 2025 second quarter, these 21 stores generated $60.8 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 47 new stores, 26 of which have been open for at least twelve months. Over the last twelve months, those 26 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales increased 0.2% driven by higher sales across all merchandise divisions, except outdoor, as a result of a 1.5% increase in average ticket, partially offset by a decrease in comparable transactions of 1.4%.
E-commerce net sales represented 10.9% of merchandise sales for the 2025 second quarter compared to 9.7% for the prior year second quarter.
Gross Margin. Gross margin increased $18.0 million, or 3.2%, to $576.7 million in the 2025 second quarter from $558.7 million in the 2024 second quarter. As a percentage of net sales, gross margin remained relatively constant, with a decrease of 10 basis points primarily due to the effects of rounding as shown in the table above.

Selling, General and Administrative Expenses. SG&A expenses increased $35.7 million, or 9.7%, to $404.4 million in the 2025 second quarter as compared to $368.6 million in the 2024 second quarter, primarily as a result of our increased strategic investments of $26.8 million in new stores and technology.
Interest Expense. Interest expense remained relatively constant in the 2025 second quarter when compared with the 2024 second quarter.
Other Income, net. Other income, net, decreased $4.1 million in the 2025 second quarter when compared with the 2024 second quarter, primarily driven by decreased money market investments at lower interest rates in the 2025 second quarter when compared with the 2024 second quarter.

Income Tax Expense. Income tax expense decreased $4.6 million to $39.4 million for the 2025 second quarter as compared to $44.0 million in the 2024 second quarter, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective income tax rate was 23.9% in the second quarter of 2025 compared to 23.6% in the second quarter of 2024. The increase in effective tax rate compared to the prior year quarter is due to a reduction in excess tax benefits for share based compensation.

Twenty-Six Weeks Ended August 2, 2025 Compared to Twenty-Six Weeks Ended August 3, 2024
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Twenty-Six Weeks Ended				Change
	August 2, 2025		August 3, 2024		Dollars	Percent
Net sales	$2,951,247	100.0%	$2,913,200	100.0%	$38,047	1.3%
Cost of goods sold	1,915,645	64.9%	1,898,681	65.2%	16,964	0.9%
Gross margin	1,035,602	35.1%	1,014,519	34.8%	21,083	2.1%
Selling, general and administrative expenses	793,956	26.9%	722,050	24.8%	71,906	10.0%
Operating income	241,646	8.2%	292,469	10.0%	(50,823)	(17.4)%
Interest expense, net	18,072	0.6%	18,557	0.6%	(485)	(2.6)%
Write off of deferred loan costs	—	—%	449	—%	(449)	(100.0)%
Other income, net	4,287	0.1%	10,735	0.4%	(6,448)	(60.1)%
Income before income taxes	227,861	7.7%	284,198	9.8%	(56,337)	(19.8)%
Income tax expense	56,343	1.9%	65,145	2.2%	(8,802)	(13.5)%
Net income	$171,518	5.8%	$219,053	7.5%	$(47,535)	(21.7)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $38.0 million, or 1.3%, year-to-date 2025 compared to year-to-date 2024, which was driven by increased sales of 1.9% in the footwear merchandise division, 1.9% in the apparel merchandise division, 1.3% in the sports and recreation merchandise division and 0.6% in the outdoor division.
We opened 21 new stores since the end of the 2024 second quarter, 3 of which opened throughout the 2025 second quarter. During the year-to-date 2025, these 21 stores generated $103.8 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 47 new stores, 26 of which have been open for at least twelve months. Over the last twelve months, those 26 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 1.7% driven by lower sales across all merchandise divisions as a result of a 3.1% decrease in comparable transactions, partially offset by an increase in average ticket of 1.5%.
E-commerce net sales represented 10.5% of merchandise sales for the year-to-date 2025 compared to 9.4% for the year-to-date 2024.
Gross Margin. Gross margin increased $21.1 million, or 2.1%, to $1,035.6 million for the year-to-date 2025 from $1,014.5 million for the year-to-date 2024. As a percentage of net sales, gross margin increased 30 basis points from 34.8% for the year-to-date 2024 to 35.1% for the year-to-date 2025. The increase of 30 basis points in gross margin was primarily attributable to 50 basis points of favorability in merchandise margin, which was partially offset by 20 basis points of unfavorability due to increased shrink and e-commerce shipping.
Selling, General and Administrative Expenses. SG&A expenses increased $71.9 million, or 10.0%, to $794.0 million for the year-to-date 2025 as compared to $722.1 million for the year-to-date 2024, primarily as a result of our increased strategic investments of $60.2 million in new stores, technology, and the Jordan Brand launch.

Write off of Deferred Loan Costs. Write off of deferred loan costs decreased by $0.4 million for the year-to-date 2025 when compared with the year-to-date 2024, in connection with the amendment in the 2024 first quarter that led to the write off of deferred loan costs on the ABL Facility for the year-to-date 2024.
Interest Expense. Interest expense decreased $0.5 million, or 2.6%, for the year-to-date 2025 when compared with the year-to-date 2024 primarily resulting from lower interest rates and a lower outstanding balance on our Term Loan.
Other Income, net. Other income, net, decreased $6.4 million for the year-to-date 2025 when compared with the year-to-date 2024, primarily driven by decreased money market investments at lower interest rates in the year-to-date 2025 when compared with the year-to-date 2024.

Income Tax Expense. Income tax expense decreased $8.8 million to $56.3 million for the year-to-date 2025 as compared to $65.1 million for the year-to-date 2024, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective tax rate was 24.7% for the year-to-date 2025 compared to 22.9% for the year-to-date 2024. The increase in the effective tax rate compared to the prior year is due to a higher number of employee equity awards vesting and exercised in 2024 at a higher share price compared with 2025.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$125,434	$142,588	$171,518	$219,053
Interest expense, net	9,028	9,071	18,072	18,557
Income tax expense	39,399	43,958	56,343	65,145
Depreciation and amortization	31,021	28,918	61,171	57,771
Equity compensation (a)	7,602	7,955	15,144	14,093
Write off of deferred loan costs	—	—	—	449
Adjusted EBITDA	$212,484	$232,490	$322,248	$375,068
Less: Depreciation and amortization	(31,021)	(28,918)	(61,171)	(57,771)
Adjusted EBIT	$181,463	$203,572	$261,077	$317,297

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$125,434	$142,588	$171,518	$219,053
Equity compensation (a)	7,602	7,955	15,144	14,093
Write off of deferred loan costs	—	—	—	449
Tax effects of these adjustments (b)	(1,717)	(1,901)	(3,745)	(3,333)
Adjusted Net Income	$131,319	$148,642	$182,917	$230,262

Earnings per common share:
Basic	$1.89	$1.99	$2.57	$3.00
Diluted	$1.85	$1.95	$2.52	$2.93
Adjusted Earnings per Share:
Basic	$1.97	$2.07	$2.74	$3.16
Diluted	$1.94	$2.03	$2.69	$3.08
Weighted average common shares outstanding:
Basic	66,539	71,829	66,831	72,911
Diluted	67,689	73,289	68,043	74,651

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$78,575	$91,346	$236,047	$291,023
Net cash used in investing activities	(56,911)	(41,384)	(107,899)	(73,739)
Adjusted Free Cash Flow	$21,664	$49,962	$128,148	$217,284

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On August 2, 2025, our cash and cash equivalents totaled $300.9 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.
Long-Term Debt
As of August 2, 2025, the Company's long-term debt and interest rates consist of :
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.19% variable rate term-loan with $87.3 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	Total
Term Loan and related interest (1)	$4,691	$9,159	$87,725	$—	—	$101,575
Notes and related interest (2)	12,000	24,000	424,000	—	—	460,000
ABL Facility and related interest (3)	1,243	2,500	2,500	2,500	268	9,011

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Average funds drawn	$—	$64
Number of days with outstanding balance	—	3
Maximum daily amount outstanding	$—	$3,900
Minimum available borrowing capacity	$953,921	$977,254

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	August 2, 2025	February 1, 2025	August 3, 2024
Outstanding borrowings	$—	$—	$—
Issued letters of credit	9,130	9,258	9,258
Available borrowing capacity	990,870	955,495	990,742
Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2024 and 2044. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at August 2, 2025. The following table summarizes our remaining operating lease obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	After 2029	Total
Operating lease payments (1) (2)	$103,999	$251,562	$239,231	$222,069	$205,355	$1,130,983	$2,153,199

(1) Minimum lease payments have not been reduced by sublease rentals of $1.6 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of August 2, 2025.
Share Repurchases
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to 700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of August 2, 2025, the Company had $536.5 million remaining for share repurchases under the Share Repurchase Programs. See Note 2 to the consolidated financial statements.

The following table summarizes our share repurchases for the 2025 first and second quarters (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 2, 2025 to May 3, 2025)	2,080,772	$47.59	$99,031
Second Quarter (May 4, 2025 to August 2, 2025)	—	—	—
Total Share Repurchase Activity	2,080,772	$47.59	$99,031

(1) Excludes the impact of unpaid excise taxes.

Dividends
The following table summarizes our quarterly dividend payments in 2025 first and second quarters (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 2, 2025 to May 3, 2025)	$0.13	$8,716	March 25, 2025
Second Quarter (May 4, 2025 to August 2, 2025)	0.13	8,649	June 19, 2025
Total Dividends Paid		$17,365
On August 28, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended August 2, 2025, of $0.13 per share of the Company's common stock, payable on October 9, 2025, to stockholders of record as of the close of business on September 11, 2025.

Capital Expenditures
The following table summarizes our capital expenditures for the twenty-six weeks ended August 2, 2025 and August 3, 2024 (amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
New stores	$49,368	$37,504
Corporate, e-commerce and information technology programs	20,522	21,115
Existing stores, distribution centers and other	37,686	14,806
Total capital expenditures	$107,576	$73,425

We expect capital expenditures for fiscal 2025 to be between $180 million and $220 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2025:

2025
New stores	60%
Corporate, e-commerce and information technology programs	20%
Existing stores, distribution centers and other	20%

We review forecasted capital expenditures throughout the year and will adjust our capital expenditures based on business conditions at that time.

Cash Flows for the Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$236,047	$291,023
Net cash used in investing activities	(107,899)	(73,739)
Net cash used in financing activities	(116,217)	(240,636)
Net increase (decrease) in cash and cash equivalents	$11,931	$(23,352)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities for the year-to-date 2025 decreased $55.0 million, compared to year-to-date 2024. This decrease is attributable to:
•$47.5 million decrease in net income; and
•$42.3 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$34.8 million net increase in non-cash charges.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$81.6 million decrease in cash flows from working capital due to pull-forward of inventory purchases at pre-tariff rates relative to the prior year period; partially offset by
•$40.3 million increase in cash flows from prepaid expenses and other current assets, largely driven by timing of construction reimbursement payments received

Investing Activities. Cash used in investing activities increased $34.2 million in the year-to-date 2025 compared to the year-to-date 2024. The increase in cash used in investing activities was primarily attributable to:
•$34.2 million increase in capital expenditures, primarily driven by increased spending related to updates for existing stores and distribution centers, as well as new stores in the year-to-date 2025 compared to the year-to-date 2024.

Financing Activities. Cash used in financing activities decreased $124.4 million in the year-to-date 2025, compared to the year-to-date 2024. The primary driver of the decrease was:
•$121.3 million decrease in cash outflows for repurchases of common stock in the year-to-date 2025.

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
U.S. Income Tax Regulations
On July 4, 2025, an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full deductibility of qualified capital expenditures, full deductibility of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the fiscal year ending January 31, 2026, the Company anticipates a material decrease to the current tax expense and corresponding increase to deferred tax expense that results in no net impact to the effective tax rate.

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

There have been no material developments during the fiscal quarter ended August 2, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended August 2, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 7, 2025).
10.1†*	Non-Employee Director Compensation Policy, effective June 5, 2025.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 2, 2025 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)