Form 10-Q
period 2025-11-01
Academy Sports & Outdoors, Inc.
filed 2025-12-09
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2025
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

As of December 2, 2025, Academy Sports and Outdoors, Inc. had 66,681,300 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,487	$288,929	$295,996
Accounts receivable - less allowance for doubtful accounts of $2,195, $2,752 and $2,609, respectively	17,508	16,759	18,124
Merchandise inventories, net	1,701,163	1,308,840	1,524,978
Prepaid expenses and other current assets	64,754	95,621	68,884
Assets held for sale	20,658	—	—
Total current assets	2,093,570	1,710,149	1,907,982

PROPERTY AND EQUIPMENT, NET	591,067	525,136	503,115
RIGHT-OF-USE ASSETS	1,226,518	1,173,075	1,189,116
TRADE NAME	579,588	579,007	578,815
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	61,321	51,676	50,830
Total assets	$5,413,984	$4,900,963	$5,091,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$793,558	$612,424	$764,489
Accrued expenses and other current liabilities	305,786	230,323	314,289
Current lease liabilities	124,685	115,134	130,236
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,227,029	960,881	1,212,014

LONG-TERM DEBT, NET	481,266	482,679	483,148
LONG-TERM LEASE LIABILITIES	1,260,067	1,185,741	1,173,158
DEFERRED TAX LIABILITIES, NET	272,733	256,815	250,970
OTHER LONG-TERM LIABILITIES	26,620	10,812	10,961
Total liabilities	3,267,715	2,896,928	3,130,251

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 66,676,966; 68,332,961 and 69,932,128 issued and outstanding as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively	667	683	699
Additional paid-in capital	263,736	247,094	245,511
Retained earnings	1,881,866	1,756,258	1,715,317
Stockholders' equity	2,146,269	2,004,035	1,961,527
Total liabilities and stockholders' equity	$5,413,984	$4,900,963	$5,091,778

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
NET SALES	$1,383,696	$1,343,330	$4,334,942	$4,256,530
COST OF GOODS SOLD	890,287	886,617	2,805,931	2,785,299
GROSS MARGIN	493,409	456,713	1,529,011	1,471,231

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	393,017	365,239	1,186,973	1,087,287
OPERATING INCOME	100,392	91,474	342,038	383,944

INTEREST EXPENSE, NET	8,984	9,149	27,057	27,706
WRITE OFF OF DEFERRED LOAN COSTS	—	—	—	449
OTHER INCOME, NET	2,618	6,406	6,907	17,140
INCOME BEFORE INCOME TAXES	94,026	88,731	321,888	372,929

INCOME TAX EXPENSE	22,464	22,968	78,808	88,113
NET INCOME	$71,562	$65,763	$243,080	$284,816

EARNINGS PER COMMON SHARE:
BASIC	$1.07	$0.94	$3.64	$3.95
DILUTED	$1.05	$0.92	$3.57	$3.86
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	66,647	70,319	66,770	72,047
DILUTED	67,963	71,774	68,096	73,744

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$2,004,035
Net income	—	—	—	46,084	46,084
Equity compensation	—	—	7,542	—	7,542
Repurchase of common stock for retirement	(2,081)	(20)	(8,436)	(91,444)	(99,900)
Settlement of vested Restricted Stock Units, net of shares withheld	163	(1)	(3,300)	—	(3,301)
Stock option exercises, net of shares withheld	51	—	1,488	—	1,488
Cash dividends declared, $0.13 per share	—	—	—	(8,716)	(8,716)
Balances as of May 3, 2025	66,466	$662	$244,388	$1,702,182	$1,947,232
Net income	—	—	—	125,434	125,434
Equity compensation	—	—	7,602	—	7,602
Settlement of vested Restricted Stock Units, net of shares withheld	46	1	(420)	—	(419)
Issuance of common stock under employee stock purchase plan	73	2	2,779	—	2,781
Stock option exercises, net of shares withheld	40	1	1,168	—	1,169
Cash dividends declared, $0.13 per share	—	—	—	(8,649)	(8,649)
Balances as of August 2, 2025	66,625	$666	$255,517	$1,818,967	$2,075,150
Net income	—	—	—	71,562	71,562
Equity compensation	—	—	7,580	—	7,580
Settlement of vested Restricted Stock Units, net of shares withheld	15	—	(321)	—	(321)
Stock option exercises, net of shares withheld	37	1	960	—	961
Cash dividends declared, $0.13 per share	—	—	—	(8,663)	(8,663)
Balances as of November 1, 2025	66,677	$667	$263,736	$1,881,866	$2,146,269

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

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243,080	$284,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,075	87,108
Non-cash lease expense	30,034	16,773
Equity compensation	22,724	20,389
Amortization of deferred loan and other costs	1,943	1,925
Deferred income taxes	15,917	(3,826)
Write off of deferred loan costs	—	449
Gain on disposal of property and equipment	(3,634)	—
Changes in assets and liabilities:
Accounts receivable, net	(749)	1,247
Merchandise inventories, net	(392,323)	(330,819)
Prepaid expenses and other current assets	28,813	14,566
Other noncurrent assets	(10,751)	(11,222)
Accounts payable	171,553	214,264
Accrued expenses and other current liabilities	52,812	48,464
Income taxes payable	23,874	44,782
Other long-term liabilities	9,698	(1,004)
Net cash provided by operating activities	285,066	387,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(170,154)	(135,866)
Purchases of intangible assets	(581)	(579)
Proceeds from the sale of property and equipment	4,706	—
Net cash used in investing activities	(166,029)	(136,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	—	3,900
Repayment of Revolving Credit Facilities	—	(3,900)
Repayment of Term Loan	(2,250)	(2,250)
Debt issuance fees	—	(5,690)
Proceeds from exercise of stock options	3,606	3,809
Proceeds from issuance of common stock under employee stock purchase program	2,781	2,819
Taxes paid related to net share settlement of equity awards	(4,067)	(4,471)
Repurchase of common stock for retirement	(99,031)	(273,766)
Dividends paid	(26,028)	(23,842)
Other financing activities	6,510	—
Net cash used in financing activities	(118,479)	(303,391)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	558	(51,924)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,929	347,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,487	$295,996

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20,353	$20,612
Cash paid for income taxes	$38,016	$45,788

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$21,854	$15,834
Right-of-use assets obtained in exchange for new operating leases	$183,110	$184,249
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
The Company is a leading full-line sporting goods and outdoor recreational products retailer in the United States in terms of net sales. As of November 1, 2025, we operated 317 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website and our mobile app.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2025 (the “Annual Report”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2025 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2026 or any other period. The balance sheet as of February 1, 2025 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended November 2, 2024 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
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
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Shares repurchased	—	1,044,027	2,080,772	4,837,850
Aggregate amount paid (amounts in millions) (1)	$—	$54.4	$99.9	$276.6

(1) Includes estimated excise tax fees of $0.0 million and $0.9 million for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, and $0.9 million and $2.9 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively.

The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of November 1, 2025, we had $536.5 million available for share repurchases pursuant to the 2024 Share Repurchase Program.

Supplier Finance Programs
We have previously entered into a supply chain financing arrangement with a third-party financial institution, whereby certain suppliers have the ability to settle outstanding payment obligations earlier than the due date required by our original supplier terms. Subsequently, we settle invoices with the financial institution within 45 days, which approximates our original supplier terms. The Company does not have an economic interest in suppliers’ voluntary participation, does not provide any guarantees or pledge assets under these arrangements, and our rights and obligations to our suppliers, including amounts due, are not impacted. Our liability associated with these arrangements, which is presented within accounts payable on the Condensed Consolidated Balance Sheets, was $1.9 million, $3.8 million and $2.5 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.
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
Accounting Guidance Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarifications for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This pronouncement is intended to refine the scope of derivatives and clarify the scope for share-based noncash consideration from a customer in a revenue contract. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively or on a modified retrospective basis. The Company has elected early adoption of ASU 2025-07 on a modified retrospective basis, effective November 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements should be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires removal of all references to prescriptive and sequential software development stages. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and should be applied on a prospective transition approach, a modified transition approach, or a retrospective transition approach. The Company is evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.

3. Net Sales
Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale and e-commerce sales are recognized upon delivery to the customer.
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Merchandise division sales (1)
Outdoors	$445,144	$436,566	$1,276,481	$1,262,761
Sports and recreation	288,738	273,449	993,688	969,250
Apparel	349,813	340,437	1,133,663	1,109,864
Footwear	292,440	285,480	908,349	890,025
Total merchandise sales (2)	1,376,135	1,335,932	4,312,181	4,231,900
Other sales (3)	7,561	7,398	22,761	24,630
Net Sales	$1,383,696	$1,343,330	$4,334,942	$4,256,530
(1) Certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen and thirty-nine weeks ended November 2, 2024, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales consisted of 10.4% and 10.5% of merchandise sales for the thirteen and thirty-nine weeks ended November 1, 2025, respectively, and 8.8% and 9.2% for the thirteen and thirty-nine weeks ended November 2, 2024, respectively.
(3) Other sales consisted primarily of the gift card breakage income, credit card bounties and royalties, shipping income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as “breakage”.

The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gift card liability, beginning balance	$81,778	$78,768	$96,469	$94,155
Issued	22,084	19,800	71,346	63,598
Redeemed	(23,501)	(21,017)	(84,907)	(77,581)
Recognized as breakage income	(1,164)	(914)	(3,711)	(3,535)
Gift card liability, ending balance	$79,197	$76,637	$79,197	$76,637

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	November 1, 2025	February 1, 2025	November 2, 2024
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	86,500	88,750	89,500
6.00% Notes, due November 2027	400,000	400,000	400,000
Total debt	486,500	488,750	489,500
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(260)	(361)	(396)
Less deferred loan costs (1)	(1,974)	(2,710)	(2,956)
Long-term debt, net	$481,266	$482,679	$483,148
(1) Deferred loan costs are related to the Term Loan and Notes.
ABL Facility
Academy Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into an asset-based revolving $1 billion credit facility, dated March 8, 2024 with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and other lenders party thereto (as amended to date, the “ABL Facility”). Borrowings under the ABL Facility bear interest, at our election, at either (1) adjusted term secured overnight financing rate (“Adjusted Term SOFR”) plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s “prime rate”, or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of November 1, 2025, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
As of November 1, 2025, we had outstanding letters of credit of approximately $7.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding, leaving an available borrowing capacity under the ABL Facility of $992.4 million.
Term Loan

Academy, Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into a seven-year $400.0 million senior secured term loan with Credit Suisse AG, Cayman Island Branch, as the administrative agent and collateral agent and the several other lenders and parties named therein on November 6, 2020 (as amended to date, the “Term Loan”). Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. “prime rate” announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of November 1, 2025, the weighted average interest rate was 8.12%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of November 1, 2025, no prepayment was due under the terms and conditions of the Term Loan.

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
Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of November 1, 2025.

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
Periodically, we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and are redeemable on demand. As of November 1, 2025, February 1, 2025 and November 2, 2024, we held $232.2 million, $256.9 million and $245.1 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of November 1, 2025, February 1, 2025, and November 2, 2024, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	November 1, 2025	February 1, 2025	November 2, 2024
Leasehold improvements	$753,647	$663,869	$635,815
Equipment and software	771,288	733,939	718,924
Furniture and fixtures	468,211	431,577	421,900
Construction in progress	46,907	54,236	55,333
Building and Land	11,964	16,010	14,921
Total property and equipment	2,052,017	1,899,631	1,846,893
Accumulated depreciation and amortization	(1,460,950)	(1,374,495)	(1,343,778)
Property and equipment, net	$591,067	$525,136	$503,115

Depreciation expense was $30.9 million and $92.1 million in the thirteen and thirty-nine weeks ended November 1, 2025, respectively, and $29.3 million and $87.1 million in the thirteen and thirty-nine weeks ended November 2, 2024, respectively.
Assets Held for Sale

As of the third quarter of 2025, we either identified or were actively seeking out potential buyers for certain properties, with the intent to subsequently lease-back a portion of these properties from the buyers. We determined that the assets met the criteria to be presented as “held for sale.” As of November 1, 2025, the $20.7 million of assets held for sale on the Condensed Consolidated Balance Sheets were comprised entirely of building and land assets. We believe the sales of these properties are expected to occur within one year. We do not believe the sales will be material to our financial results.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	November 1, 2025	February 1, 2025	November 2, 2024
Accrued interest	$13,821	$7,634	$12,994
Accrued personnel costs	64,208	46,178	58,480
Accrued professional fees	2,533	13,466	2,672
Accrued sales and use tax	20,126	4,772	18,385
Accrued self-insurance	16,862	15,205	14,837
Deferred revenue - gift cards and other	82,031	98,641	78,904
Income taxes payable	27,911	6,090	54,095
Property taxes	48,949	16,833	46,602
Sales return allowance	4,500	4,400	4,500
Other	24,845	17,104	22,820
Accrued expenses and other current liabilities	$305,786	$230,323	$314,289

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of November 1, 2025, there were 3,552,521 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of November 1, 2025, there were 1,402,072 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $7.6 million and $22.7 million for the thirteen and thirty-nine weeks ended November 1, 2025, respectively. Equity compensation expense was $6.3 million and $20.4 million for the thirteen and thirty-nine weeks ended November 2, 2024, respectively. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. For all Awards granted in 2023, 2024, and 2025, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the thirty-nine weeks ended November 1, 2025:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	549,077	165,055
Weighted average grant date fair value per Award	$48.91	$49.98
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of November 1, 2025:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$1,073,124	$30,997,018	$9,282,672
Weighted average life remaining in years	0.6	1.9	1.9

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$71,562	$65,763	$243,080	$284,816

Weighted average common shares outstanding - basic	66,647	70,319	66,770	72,047
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	214	164	262	295
Dilutive effect of Performance Restricted Stock Units and Liquidity Event Restricted Units	17	100	20	112
Dilutive effect of Service Options	1,004	1,107	933	1,182
Dilutive effect of Performance Unit Options	81	84	78	87
Dilutive effect of ESPP Shares	—	—	33	21
Weighted average common shares outstanding - diluted	67,963	71,774	68,096	73,744

Earnings per common share - basic	$1.07	$0.94	$3.64	$3.95
Earnings per common share - diluted	$1.05	$0.92	$3.57	$3.86

Anti-dilutive stock-based awards excluded from diluted calculation	173	67	242	67

10. Commitments and Contingencies

Technology Related and Other Commitments
As of November 1, 2025, we have obligations under technology-related, construction and other contractual commitments in the amount of $113.4 million. Of such commitments, approximately $55.2 million is payable in the next 12 months.
Other Contingencies
During the fiscal quarter ended November 1, 2025, the Company entered into an agreement to sell a portion of the rights to potential tariff relief litigation claims, which was determined to be accounted for under ASC 470. As of the third quarter of fiscal year 2025, the $6.5 million proceeds from the sale are recorded within Other Long-term Liabilities on the Condensed Consolidated Balance Sheets and are presented as other financing activities on the Condensed Consolidated Statements of Cash Flows pending a final U.S. Supreme Court decision regarding tariffs.

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
There have been no material developments during the fiscal quarter ended November 1, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

11. Segment Information
The Company’s retail operations represent one operating segment and one reportable segment, which derives revenues from customers by selling full-line sporting goods and outdoor recreational products. The Company’s retail stores and online selling channels sell similar products and services, use similar selling processes, and sell to similar classes of customers. See Note 1 to the consolidated financial statements for information related to the products and services offered as well as business operations. The accounting policies of the Company's single reportable segment are the same as those described in the summary of significant accounting policies in Note 2 to the condensed consolidated financial statements. All intercompany transactions within the single reportable segment are eliminated upon consolidation.
The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM allocates resources and assesses performance at a Company level using consolidated net income, which is a GAAP measure, as reported on the Condensed Consolidated Statements of Income. The CODM evaluates the Company's assets as reported on the Company's Condensed Consolidated Balance Sheets. The CODM evaluates significant segment expenses and makes decisions about the retail business based on the cost of goods we sell and the selling, general, and administrative expenses needed to sell those goods as reported on the Condensed Consolidated Statements of Income. See the Company's consolidated financial statements included in Part I Item 1 for more information.

12. Subsequent Events
Our management evaluated events or transactions that occurred after November 1, 2025 through December 9, 2025, the issuance date of the consolidated financial statements, and identified the following matter to report:
On December 4, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended November 1, 2025, of $0.13 per share of the Company's common stock, payable on January 15, 2026, to stockholders of record as of the close of business on December 18, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and thirty-nine weeks ended November 1, 2025 and our audited financial statements for the fiscal year ended February 1, 2025 and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the “current quarter,” “2025 third quarter,” or similar reference refers to the thirteen week period ended November 1, 2025, and any reference to the “prior year quarter,” “2024 third quarter” or similar reference refers to the thirteen week period ended November 2, 2024. Unless otherwise specified, all comparisons regarding the current period of 2025 are made to the corresponding period of 2024.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 32%, 21%, 25%, and 22% of our 2025 third quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of November 1, 2025, we operated 317 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 24,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities, such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Beginning stores	298	282
Q1 new stores	5	2
Q2 new stores	3	1
Q3 new stores	11	8
Closed	—	—
Ending stores	317	293

Relocated stores	—	—
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
The expansion and enhancement of our omnichannel capabilities has resulted in increased sales in recent years. We continue to invest in initiatives that will increase traffic to our stores and e-commerce platform, which includes our website and mobile app, and drive increased sales conversion. These initiatives include investments in our new customer data platform and the development of strategies that focus on customer segmentation with the intention of improving customer identification and increasing customer engagement. Additionally, we continue to implement several website features to enhance the customer online shopping experience, including a redesigned home page, additional BOPIS features, and enhanced shipping notifications. Our improved e-commerce platform supports our stores with digital marketing and our BOPIS and ship-to-store programs. These platforms allow us to connect further with our customers for marketing and product education and assists us in introducing customers to the Academy brand by reaching customers outside of our current store footprint. During the 2025 year-to-date third quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue to invest in expanding and enhancing our omnichannel capabilities, including our mobile app, optimizing the web site experience and upgrading our fulfillment capabilities, which will continue to require further investments by us.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the 2025 third quarter, we opened 11 new stores. Our strategic real estate approach, including the 58 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 25.5% in the 2024 year-to-date third quarter to 27.4% in the 2025 year-to-date third quarter, primarily attributable to increased strategic investments, including the addition of 24 new stores since the end of the 2024 third quarter. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance a control of operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Number of new stores opened	11	8	19	11
Total pre-opening expenses incurred (in millions)	$5.4	$5.6	$13.9	$10.2
During the third quarter of 2025, we closed on a sale-leaseback agreement involving a store property in Slidell, Louisiana. We determined that the sale-leaseback transaction qualifies as a sale in accordance with ASC 842. In connection with the sale-leaseback transaction, we recognized a net gain of approximately $3.6 million in Selling, General, and Administrative expenses on the Condensed Consolidated Statements of Income.
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt.
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily a result of changes in income before income taxes and changes in equity awards activity.

Results of Operations

Thirteen Weeks Ended November 1, 2025 Compared to Thirteen Weeks Ended November 2, 2024
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	November 1, 2025		November 2, 2024		Dollars	Percent
Net sales	$1,383,696	100.0%	$1,343,330	100.0%	$40,366	3.0%
Cost of goods sold	890,287	64.3%	886,617	66.0%	3,670	0.4%
Gross margin	493,409	35.7%	456,713	34.0%	36,696	8.0%
Selling, general and administrative expenses	393,017	28.4%	365,239	27.2%	27,778	7.6%
Operating income	100,392	7.3%	91,474	6.8%	8,918	9.7%
Interest expense, net	8,984	0.6%	9,149	0.7%	(165)	(1.8)%
Other income, net	2,618	0.2%	6,406	0.5%	(3,788)	(59.1)%
Income before income taxes	94,026	6.8%	88,731	6.6%	5,295	6.0%
Income tax expense	22,464	1.6%	22,968	1.7%	(504)	(2.2)%
Net income	$71,562	5.2%	$65,763	4.9%	$5,799	8.8%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $40.4 million, or 3.0%, in the 2025 third quarter over the prior year third quarter. The increase of 3.0% in net sales was driven by increased sales of 5.6% in the sports and recreation merchandise division, 2.8% in the apparel merchandise division, 2.4% in the footwear merchandise division and 2.0% in the outdoor merchandise division.
We opened 24 new stores since the end of the 2024 third quarter, 11 of which opened throughout the 2025 third quarter. During the 2025 third quarter, these 24 stores generated $48.6 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 58 new stores, 34 of which have been open for at least twelve months. Over the last twelve months, those 34 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 0.9% driven by lower comparable sales across all merchandise divisions, except sports and recreation, as a result of a 4.1% decrease in comparable transactions, partially offset by an increase in average ticket of 3.3%.
E-commerce net sales represented 10.4% of merchandise sales for the 2025 third quarter compared to 8.8% for the prior year third quarter. E-commerce net sales increased 22.2% in the 2025 third quarter over the prior year third quarter.
Gross Margin. Gross margin increased $36.7 million, or 8.0%, to $493.4 million in the 2025 third quarter from $456.7 million in the 2024 third quarter. As a percentage of net sales, gross margin increased 170 basis points from 34.0% in the 2024 third quarter to 35.7% in the 2025 third quarter. The increase of 170 basis points in gross margin was primarily attributable to:
•130 basis points of favorability in merchandise margin;
•30 basis points of favorability due to decreased freight;
•20 basis points of favorability as a result of decreased shrink; partially offset by
•10 basis points of unfavorability as a result of increased e-commerce shipping due to increased e-commerce penetration.

Selling, General and Administrative Expenses. SG&A expenses increased $27.8 million, or 7.6%, to $393.0 million in the 2025 third quarter as compared to $365.2 million in the 2024 third quarter, primarily as a result of our increased strategic investments of $24.7 million in new stores and technology.
Interest Expense. Interest expense remained relatively constant in the 2025 third quarter when compared with the 2024 third quarter.

Other Income, net. Other income, net, decreased $3.8 million in the 2025 third quarter when compared with the 2024 third quarter, primarily driven by decreased money market investments at lower interest rates in the 2025 third quarter when compared with the 2024 third quarter.
Income Tax Expense. Income tax expense decreased $0.5 million to $22.5 million for the 2025 third quarter as compared to $23.0 million in the 2024 third quarter. ASO, Inc.'s effective income tax rate was 23.9% in the third quarter of 2025 compared to 25.9% in the third quarter of 2024. The decreases in income tax expense and effective tax rate compared to the prior year quarter are primarily due to a relative increase in excess tax benefits for share based compensation.

Thirty-Nine Weeks Ended November 1, 2025 Compared to Thirty-Nine Weeks Ended November 2, 2024
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirty-Nine Weeks Ended				Change
	November 1, 2025		November 2, 2024		Dollars	Percent
Net sales	$4,334,942	100.0%	$4,256,530	100.0%	$78,412	1.8%
Cost of goods sold	2,805,931	64.7%	2,785,299	65.4%	20,632	0.7%
Gross margin	1,529,011	35.3%	1,471,231	34.6%	57,780	3.9%
Selling, general and administrative expenses	1,186,973	27.4%	1,087,287	25.5%	99,686	9.2%
Operating income	342,038	7.9%	383,944	9.0%	(41,906)	(10.9)%
Interest expense, net	27,057	0.6%	27,706	0.7%	(649)	(2.3)%
Write off of deferred loan costs	—	—%	449	—%	(449)	(100.0)%
Other income, net	6,907	0.2%	17,140	0.4%	(10,233)	(59.7)%
Income before income taxes	321,888	7.4%	372,929	8.8%	(51,041)	(13.7)%
Income tax expense	78,808	1.8%	88,113	2.1%	(9,305)	(10.6)%
Net income	$243,080	5.6%	$284,816	6.7%	$(41,736)	(14.7)%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $78.4 million, or 1.8%, year-to-date 2025 compared to year-to-date 2024, which was driven by increased sales of 2.5% in the sports and recreation merchandise division, 2.1% in the apparel merchandise division, 2.1% in the footwear merchandise division and 1.1% in the outdoor division.
We opened 24 new stores since the end of the 2024 third quarter, 11 of which opened throughout the 2025 third quarter. During the year-to-date 2025, these 24 stores generated $110.3 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 58 new stores, 34 of which have been open for at least twelve months. Over the last twelve months, those 34 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 1.4% driven by lower comparable sales across all merchandise divisions as a result of a 3.4% decrease in comparable transactions, partially offset by an increase in average ticket of 2.1%.
E-commerce net sales represented 10.5% of merchandise sales for the year-to-date 2025 compared to 9.2% for the year-to-date 2024. E-commerce net sales increased 16.1% year-to-date 2025 compared to year-to-date 2024.
Gross Margin. Gross margin increased $57.8 million, or 3.9%, to $1,529.0 million for the year-to-date 2025 from $1,471.2 million for the year-to-date 2024. As a percentage of net sales, gross margin increased 70 basis points from 34.6% for the year-to-date 2024 to 35.3% for the year-to-date 2025. The increase of 70 basis points in gross margin was primarily attributable to 60 basis points of favorability in merchandise margin and 10 basis points of favorability as a result of decreased freight.
Selling, General and Administrative Expenses. SG&A expenses increased $99.7 million, or 9.2%, to $1,187.0 million for the year-to-date 2025 as compared to $1,087.3 million for the year-to-date 2024, primarily as a result of our increased strategic investments of $85.0 million, including $77.5 million in new stores and technology as well as $7.5 million for the Jordan Brand launch.

Write off of Deferred Loan Costs. Write off of deferred loan costs decreased by $0.4 million for the year-to-date 2025 when compared with the year-to-date 2024, in connection with the amendment in the 2024 first quarter that led to the write off of deferred loan costs on the ABL Facility for the year-to-date 2024.
Interest Expense. Interest expense decreased $0.6 million, or 2.3%, for the year-to-date 2025 when compared with the year-to-date 2024 primarily resulting from lower interest rates and a lower outstanding balance on our Term Loan.
Other Income, net. Other income, net, decreased $10.2 million for the year-to-date 2025 when compared with the year-to-date 2024, primarily driven by decreased money market investments at lower interest rates in the year-to-date 2025 when compared with the year-to-date 2024.

Income Tax Expense. Income tax expense decreased $9.3 million to $78.8 million for the year-to-date 2025 as compared to $88.1 million for the year-to-date 2024, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective tax rate was 24.5% for the year-to-date 2025 compared to 23.6% for the year-to-date 2024. The increase in the effective tax rate compared to the prior year is due to a higher number of employee equity awards vesting and exercised in 2024 at a higher share price compared with 2025.
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

Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$71,562	$65,763	$243,080	$284,816
Interest expense, net	8,984	9,149	27,057	27,706
Income tax expense	22,464	22,968	78,808	88,113
Depreciation and amortization	30,904	29,337	92,075	87,108
Equity compensation (a)	7,580	6,296	22,724	20,389
Write off of deferred loan costs	—	—	—	449
Adjusted EBITDA	$141,494	$133,513	$463,744	$508,581
Less: Depreciation and amortization	(30,904)	(29,337)	(92,075)	(87,108)
Adjusted EBIT	$110,590	$104,176	$371,669	$421,473

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$71,562	$65,763	$243,080	$284,816
Equity compensation (a)	7,580	6,296	22,724	20,389
Write off of deferred loan costs	—	—	—	449
Tax effects of these adjustments (b)	(1,816)	(1,593)	(5,561)	(4,926)
Adjusted Net Income	$77,326	$70,466	$260,243	$300,728

Earnings per common share:
Basic	$1.07	$0.94	$3.64	$3.95
Diluted	$1.05	$0.92	$3.57	$3.86
Adjusted Earnings per Share:
Basic	$1.16	$1.00	$3.90	$4.17
Diluted	$1.14	$0.98	$3.82	$4.08
Weighted average common shares outstanding:
Basic	66,647	70,319	66,770	72,047
Diluted	67,963	71,774	68,096	73,744

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)
For the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, this represents the estimated tax effect (by using the projected full year tax rates for the respective years) of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$49,019	$96,891	$285,066	$387,912
Net cash used in investing activities	(58,130)	(62,707)	(166,029)	(136,445)
Adjusted Free Cash Flow	$(9,111)	$34,184	$119,037	$251,467

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On November 1, 2025, our cash and cash equivalents totaled $289.5 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.
Long-Term Debt
As of November 1, 2025, the Company's long-term debt and interest rates consist of :
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 8.12% variable rate term-loan with $86.5 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	Total
Term Loan and related interest (1)	$2,329	$9,159	$87,725	$—	—	$99,213
Notes and related interest (2)	12,000	24,000	424,000	—	—	460,000
ABL Facility and related interest (3)	618	2,500	2,500	2,500	268	8,386

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Average funds drawn	$—	$43
Number of days with outstanding balance	—	3
Maximum daily amount outstanding	$—	$3,900
Minimum available borrowing capacity	$953,921	$977,254

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	November 1, 2025	February 1, 2025	November 2, 2024
Outstanding borrowings	$—	$—	$—
Issued letters of credit	7,630	9,258	9,258
Available borrowing capacity	992,370	955,495	990,742
Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2026 and 2045. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at November 1, 2025. The following table summarizes our remaining operating lease obligations by fiscal year (amounts in thousands):

	2025	2026	2027	2028	2029	After 2029	Total
Operating lease payments (1) (2)	$42,388	$258,879	$250,819	$233,955	$217,241	$1,203,078	$2,206,360

(1) Minimum lease payments have not been reduced by sublease rentals of $1.5 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of November 1, 2025.
Share Repurchases
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to 700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of November 1, 2025, the Company had $536.5 million remaining for share repurchases under the Share Repurchase Programs. See Note 2 to the consolidated financial statements.

The following table summarizes our share repurchases for the year-to-date 2025 (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 2, 2025 to May 3, 2025)	2,080,772	$47.59	$99,031
Second Quarter (May 4, 2025 to August 2, 2025)	—	—	—
Third Quarter (August 3, 2025 to November 1, 2025)	—	—	—
Total Share Repurchase Activity	2,080,772	$47.59	$99,031

(1) Excludes the impact of unpaid excise taxes.

Dividends
The following table summarizes our quarterly dividend payments for the year-to-date 2025 (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 2, 2025 to May 3, 2025)	$0.13	$8,716	March 25, 2025
Second Quarter (May 4, 2025 to August 2, 2025)	0.13	8,649	June 19, 2025
Third Quarter (August 3, 2025 to November 1, 2025)	0.13	8,663	December 18, 2025
Total Dividends Paid		$26,028
On December 4, 2025, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended November 1, 2025, of $0.13 per share of the Company's common stock, payable on January 15, 2026, to stockholders of record as of the close of business on December 18, 2025.

Capital Expenditures
The following table summarizes our capital expenditures for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 (amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
New stores	$97,447	$73,321
Corporate, e-commerce and information technology programs	30,285	43,807
Existing stores, distribution centers and other	42,422	18,738
Total capital expenditures	$170,154	$135,866

We expect capital expenditures for fiscal 2025 to be between $180 million and $210 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2025:

2025
New stores	60%
Corporate, e-commerce and information technology programs	20%
Existing stores, distribution centers and other	20%

We review forecasted capital expenditures throughout the year and will adjust our capital expenditures based on business conditions at that time.

Cash Flows for the Thirty-Nine Weeks Ended November 1, 2025 and November 2, 2024

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$285,066	$387,912
Net cash used in investing activities	(166,029)	(136,445)
Net cash used in financing activities	(118,479)	(303,391)
Net increase (decrease) in cash and cash equivalents	$558	$(51,924)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities for the year-to-date 2025 decreased $102.8 million, compared to year-to-date 2024. This decrease is attributable to:
•$41.7 million decrease in net income; and
•$97.4 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$39.9 million net increase in non-cash charges, offset by a $3.6 million gain, net of fees, on a sale-leaseback transaction in the third quarter of fiscal year 2025.

The decrease in cash flows from operating assets and liabilities was primarily attributable to:
•$104.2 million decrease in cash flows from working capital due to pull-forward of inventory purchases at pre-tariff rates relative to the prior year period; partially offset by
•$14.2 million increase in cash flows from prepaid expenses and other current assets, largely driven by timing of construction reimbursement payments received.

Investing Activities. Cash used in investing activities increased $29.6 million in the year-to-date 2025 compared to the year-to-date 2024. The increase in cash used in investing activities was primarily attributable to:
•$34.3 million increase in capital expenditures, primarily driven by increased spending related to updates for existing stores and distribution centers, as well as new stores in the year-to-date 2025 compared to the year-to-date 2024; partially offset by
•$4.7 million in proceeds related to the sale-leaseback transaction in the 2025 third quarter discussed in the Selling, General, and Administrative Expenses section above.

Financing Activities. Cash used in financing activities decreased $184.9 million in the year-to-date 2025, compared to the year-to-date 2024. The primary driver of the decrease was:
•$174.7 million decrease in cash outflows for repurchases of common stock in the year-to-date 2025; and
•$6.5 million in proceeds received as of the third quarter of fiscal year 2025 for the sale of rights to tariff relief litigation claims.

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

There have been no material developments during the fiscal quarter ended November 1, 2025, with respect to any of the matters discussed under the heading “Legal Proceedings” in the Annual Report. We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended November 1, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on December 9, 2025 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)