Form 10-K
period 2026-01-31
Academy Sports & Outdoors, Inc.
filed 2026-03-17
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2026
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
Securities registered pursuant to Section 12(g) of the Act: None.
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq Stock Market LLC on August 1, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3.2 billion.

As of March 10, 2026, Academy Sports and Outdoors, Inc. had 64,383,459 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates certain information from the registrant's definite proxy statement for its 2026 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the registrant's fiscal year end.

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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to “2022” “2023,” “2024,” and “2025” relate to our fiscal years ended January 28, 2023, February 3, 2024, February 1, 2025, and January 31, 2026, respectively, unless the context requires otherwise.

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
•risks associated with our reliance on internationally manufactured merchandise which exposes us to various international risks, including additional tariffs;
•our ability to operate, update or implement our information systems;
•our ability to manage our use of machine learning and other types of artificial intelligence in our business;
•our ability to manage our inventory balances;
•our ability to predict or effectively react to changes in consumer tastes and preferences, and/or to acquire and sell brand name merchandise at competitive prices;
•risks associated with our e-commerce business;
•our ability to safeguard sensitive or confidential data relating to us and our customers, team members and vendors;
•intense competition in the sporting goods and outdoor recreation retail industries;
•risks associated with disruptions in our supply chain;
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
•our reliance on key personnel (including our executive officers) to support our existing business and future initiatives;
•our reliance on suppliers to supply us with merchandise that we purchase for resale;
•risks related to our private label brand merchandise;
•any failure of our third-party vendors of outsourced business services and solutions;
•harm to our reputation;
•quarterly and seasonal fluctuations in our operating results; and
•our ability to successfully pursue strategic acquisitions and integrate acquired businesses.

Legal and Regulatory Risks
•our ability to comply with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products;
•claims, demands and lawsuits to which we are, and may in the future, be subject;
•our insurance or indemnities coverage may be insufficient;
•risks related to product safety; and
•our ability to protect our intellectual property and avoid the infringement of third-party intellectual property rights.

Risks Related to Our Indebtedness
•our level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•our ability to incur substantially more debt;
•our ability to generate sufficient cash to service all of our indebtedness;
•restrictions on our current and future operations imposed by the terms of our indebtedness;
•our variable rate indebtedness subjects us to interest rate risk;
•our ability to borrow under the ABL Facility (as defined below); and
•our level of indebtedness may hinder our ability to negotiate favorable terms with our vendors.

Risks Related to the Ownership of Our Common Stock
•our stock price is volatile or may decline;
•our ability or decision to pay dividends on our common stock or conduct stock repurchases;
•anti-takeover provisions in our organizational documents could delay or prevent a change of control;
•our exclusive forum provision; and
•you may be diluted by any future issuances of shares by us.

PART I

Item 1. Business
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 31, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the “Risk Factors” section of this Annual Report.

Who We Are
Academy Sports + Outdoors is a leading full-line sporting goods and outdoor recreation retailer in the United States. Originally founded in 1938 as a family business in Texas, we now operate 322 stores across 21 contiguous states as of January 31, 2026. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports & recreation, apparel, and footwear (representing 31%, 22%, 27% and 20% of our 2025 net sales, respectively) through both leading national brands and a portfolio of 19 private label brands, which go well beyond traditional sporting goods and apparel offerings.

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

Our access to national brand and private label brand merchandise creates a comprehensive portfolio of value-based and diversified products, spanning various price-points, that differentiates our assortment from our peers. Our category, brand and price-point mix is unique to Academy and difficult to replicate at other retailers. Approximately 78% of our 2025 merchandise sales was comprised of national brand products, with the remainder coming from exclusive products in our portfolio of private label brands. No single brand we carry accounted for more than approximately 12% of our 2025 sales.

We endeavor to offer products for customers of all ages, incomes and aspirations across sporting and outdoor recreation activities, seasons and experience levels. As such, we have a balanced, year-round business and a large customer base. Our average customer visits our stores anywhere from two to three times per year.

Merchandising
Our merchandise consists of a full range of industry-leading national brands and strong private brands providing our customers with diversified product categories of good, better, and best price points. We deliver Academy’s unique product assortment through our strong partnerships with our vendors. In 2025, we purchased merchandise from approximately 1,500 vendors. For 2025, 2024 and 2023 no vendor represented more than 12% of our total purchases. Our relationships with key brands, on-trend private brands, and exclusive product offerings differentiates our assortment from our peers.
We have preferred access to hundreds of well-recognized national brands, such as Nike, including its Jordan Brand, Under Armour, adidas, Winchester, Columbia Sportswear, The North Face, Brooks, Skechers, Yeti, Stanley and Carhartt, which are critical to our market penetration. These and some of our other national brands rely on us to broaden their consumer reach, which fosters a mutually beneficial relationship when it comes to pricing and assortment. We play a critical role in delivering customer volume for these brands. We complement our national brand assortment with our private label brand assortment, which is priced below the national brand price spectrum. As such, we receive favorable product allocations from leading suppliers.
Our private label brand portfolio consists of 19 brands, including Magellan Outdoors, Academy Sports + Outdoors, BCG, O'rageous, Game Winner, Outdoor Gourmet, Freely, Redfield, H2OX, and R.O.W. Our private label brand strategy focuses on in-filling categories and price points that our national brand products may not satisfy. Our private label brand offerings support and complement our overall merchandising strategy due to limited price-point overlap with national brands. Additionally, our private label brands generate strong brand equity and drive significant customer loyalty. Approximately 53% of our customers purchased a private label brand from us in 2025 and approximately 22% of our 2025 merchandise sales was comprised of private brand products.
As of January 31, 2026, we generally organized our merchandise in four divisions made up of sixteen categories as follows:

Division	Category	Primary product types

Outdoors	Camping	Coolers and drinkware, camping accessories, camping equipment, watersports and equipment
	Fishing	Marine equipment and fishing rods, reels, baits and equipment
	Hunting	Firearms, ammunition, archery and archery equipment, camouflage apparel, waders, shooting accessories, gun safes, optics, airguns and hunting equipment

Sports and Recreation	Fitness	Fitness equipment, fitness accessories and nutrition supplies
	Team sports	Team and specialty sports equipment, including baseball, football, basketball, soccer, golf, racket sports, volleyball, backpacks and sports bags
	Recreation	Patio furniture, outdoor cooking, wheeled goods (bicycles, skateboards and other ride-on toys), trampolines and play sets
	Front end	Sunglasses and front-end (consumables, batteries, etc.), electronics and watches

Apparel	Outdoor and seasonal apparel	Outdoor apparel, denim, work apparel, graphic t-shirts, accessories and outerwear
	Youth apparel/Swim	Boys and girls outdoor and athletic apparel and swimwear
	Athletic apparel	Sporting apparel and apparel for fitness
	Licensed apparel	Professional and collegiate team licensed apparel and accessories

Footwear	Casual and seasonal footwear	Casual shoes, slippers, seasonal footwear and socks
	Work footwear	Work and western boots, shoes and hunting footwear
	Youth footwear	Boys and girls footwear
	Athletic footwear	Running shoes, athletic lifestyle and training shoes
	Team sports footwear	Team and specialty sports footwear and slides

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Merchandise sales (1)
Outdoors	$1,831,038	$1,809,653	$1,807,664
Sports and recreation	1,339,608	1,293,135	1,376,777
Apparel	1,645,642	1,606,333	1,705,791
Footwear	1,201,545	1,187,606	1,235,644
Total merchandise sales (2)	6,017,833	5,896,727	6,125,876
Other sales (3)	35,581	36,723	33,415
Net sales	$6,053,414	$5,933,450	$6,159,291
(1)Certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2024 and 2023 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2)E-commerce sales represented 11.7%, 10.5% and 10.7% of merchandise sales for 2025, 2024 and 2023, respectively.
(3) Other sales consisted primarily of gift card breakage income, credit card bounties and royalties, shipping income, sales return allowance and other items.

Stores

Our stores, all of which are based in the U.S., are designed to provide our customers with an easy-in, easy-out shopping experience. The interior of most of our stores are built around a central “racetrack” aisle that allows customers to efficiently navigate our selling floor. Additionally, our stores generally have consistent store layouts providing our customers familiarity across our entire store base. We seek to offer our customers a strong merchandise assortment and a localized customer experience, which is facilitated by various types of merchandise fixtures and our large selling floor. Our central “racetrack” aisle and adjacent end-cap merchandising space allows us to adjust our inventory presentations throughout our various selling seasons.
Our stores average approximately 70,000 gross square feet, of which approximately 85% is dedicated to selling space. Our store locations are typically positioned adjacent to major highways or thoroughfares, allowing customers to easily locate our stores. We seek to position our stores in areas with certain population densities, demographics and other characteristics to maximize sales. These markets consist of metropolitan, suburban and smaller cities. Additionally, our stores are typically placed in retail centers adjacent to co-tenants who drive significant traffic. At this time, no stores are connected to malls. We seek to lease all of our stores in long-term lease agreements with third-party landlords, which typically range from 15 to 20 years with various renewal options and lease escalation structures. Of the 322 stores operated as of January 31, 2026, 321 are leased from third parties and one store is owned by the Company.

We are active members of the communities in which we operate, and our long-time customers have grown up with Academy and have passed their passion for us on to the next generation, enabling us to benefit from strong customer loyalty and shopping frequency.

As of January 31, 2026, the number of stores that we operated, exclusively in the U.S., by state was as follows:

State	Number of Stores
Texas	117
Georgia	22
Florida	21
Louisiana	18
North Carolina	18
Alabama	17
Tennessee	15
Oklahoma	13
Missouri	12
South Carolina	10
Arkansas	10
Mississippi	10
Indiana	10
Kansas	6
Kentucky	6
Virginia	5
Illinois	3
West Virginia	3
Ohio	3
Pennsylvania	2
Maryland	1
322
We believe our real estate strategy has positioned us well for further expansion, and our track record has demonstrated that we can open and operate stores profitably. We believe there is significant near-term opportunity for expansion in both new and existing markets.

Marketing

Our marketing approach is anchored in helping Always Game Families have fun in their pursuit of sports and outdoors activities. The strategy is designed to generate awareness and consideration for the Academy brand while improving intent to purchase across our broad selection of fun categories of top national and private brands at a compelling value within our assortment. We analyze first-party data from across our customer data ecosystem, inclusive of our data lake for analysis/model-building and our Customer Data Platform for audience creation and activation. We combine insights from our customer data ecosystem with customer research studies and retail industry market share data sources to develop annual and seasonal go-to-market strategies that lead to the creation of engaging content and customer experiences that are communicated across a diverse range of owned and paid media channels.
Furthermore, using data from our data lake, we leverage our Customer Data Platform to generate first-party data audiences for targeted customer lifecycle management campaigns designed to retain current customers and encourage omnichannel shopping behaviors. First-party data is also used to inform creation of third-party data audiences across a mix of media channels to drive engagement and acquisition of new customers through the use of brand design, influencer and customer created content. These campaigns are executed across a blend of digital and traditional media, including paid search, email, text message, mobile app, digital advertising networks, affiliates, and social media along with linear and digital video, audio, print, outdoor and direct mail.

We are focused on implementing and continually improving our customer centric marketing technologies, omnichannel services and experiences to save customers time and money while improving the long-term health of our customer portfolio. In July 2024, we launched our loyalty platform, myAcademy Rewards, which provides us a powerful tool to build a deeper connection and understanding of our customers. The Academy Credit Card program, myAcademy Rewards, and Academy Sports + Outdoors app are foundational to build loyalty among customers while providing a seamless omnichannel shopping experience.
We are committed to making a positive impact on the communities we serve and partner with over 523 organizations, including youth sports leagues that reach approximately 1.1 million participants. We also partner with school districts, professional sports properties, local parks, hunting and fishing organizations, military bases and local first responders.

Distribution Centers

We operate three distribution centers in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee. The distribution centers receive and store products from vendors and use sophisticated sorting and logistical equipment to fill the product needs of the retail store locations they serve, as well as to fulfill e-commerce orders from customers. Our distribution centers are leased under long-term agreements. Third-party trucking companies are used to disburse inventory from the distribution centers to and from our stores. These distribution centers are strategically located throughout our footprint to efficiently serve our retail locations and have the capacity to service up to approximately 150 stores per distribution center.

Competition

The retail sporting goods and outdoor industry is highly competitive based on many variables including price, product assortment, customer service, omnichannel experience and store locations. We compete with mass merchants, department stores, large format sporting goods and outdoor stores, traditional sporting goods and outdoor stores, specialty retailers, and online retailers. We seek to attract a broad range of consumers by providing sporting goods and outdoor recreation products that appeal to customers of all experience levels, including families and casual participants. We differentiate ourselves from our competitors by providing a value-based assortment through both leading national brands and our private label brands. For additional information related to our competitors, see the risk factors herein in “Item 1A. Risk Factors”.

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

Seasonality

Our business is subject to seasonal fluctuations. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the July/August back-to-school selling season during the second and third quarters, the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter.

Our Team Members
Our mission is to provide “Fun for All” and a critical component to our success is our people. As of January 31, 2026, we employed approximately 23,000 team members in the U.S. and Hong Kong. Of those team members, approximately 45% were full-time and 55% were part-time. Our employment levels may fluctuate over the course of the year due to the seasonality of our business. None of our team members are covered by collective bargaining agreements. The Company believes that it has a good working relationship with its team members.

Culture and Core Values. We strive to provide rewarding careers, benefits, and a workplace culture where team members are empowered to be their authentic self—drawing on their unique perspectives, passions, skills, interests, and experiences in their day-to-day jobs. Our core values establish a strong foundation for our culture and represent the key expectations we have of our team members. These include the following:
•Customer focus and service
•Excellence in all we do
•Responsible leadership
•Initiative with urgency
•Students of the business
•Integrity always
•Positive impact on our communities

Talent Management. We believe the best way to serve our customers is to invest in top talent, be open to innovation, and have the vision to succeed. We are focused on creating a winning team by recruiting and retaining great people, promoting teamwork, and fostering an enjoyable and rewarding work environment. We also strive to provide all team members with opportunities for personal growth, cross-functional training, job opportunities and career advancement. We offer a mix of instructor-led, online, and blended courses in several key areas, including Career Development and Leadership Development. Our wide variety of courses ranges from job specific (i.e., functional) to broad-based leadership training to safety, security, ethics, and compliance training. We also engage in regular and ongoing feedback, annual performance reviews and annual talent calibration conversations. Succession planning is conducted on an annual basis to identify suitable internal candidates for key positions within the Company.

Compensation and Benefits. In addition to offering competitive compensation, we offer comprehensive benefits to eligible team members. Our benefits include, but are not limited to: medical, dental, and vision insurance; participation in the Company’s 401(k) retirement savings plan with a Company match; participation in the Company’s Employee Stock Purchase Plan; paid time off; professional and educational reimbursement programs; medical, family, and bereavement leave; life, legal, pet, and accident insurance; paid parental leave; and a team member discount.

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

Information about our Executive Officers

Below is a list of our executive officers, their respective ages as of March 17, 2026 and a brief account of the business experience of each of them.

Name	Age	Position
Steven (Steve) P. Lawrence	58	Chief Executive Officer
Samuel (Sam) J. Johnson	59	President
Earl Carlton (Carl) Ford IV	48	Executive Vice President and Chief Financial Officer
Matthew (Matt) M. McCabe	55	Executive Vice President and Chief Merchandising Officer

Steven (Steve) P. Lawrence has served as Chief Executive Officer and on the Board of Directors since June 2023. Mr. Lawrence joined the Company in February 2019 as Executive Vice President and Chief Merchandising Officer. Prior to joining the Company, Mr. Lawrence was President, Chief Executive Officer and served on the board of directors at francesca’s from October 2016 to January 2019. From May 2012 to September 2016, he served as Chief Merchandising Officer at Stage Stores. Mr. Lawrence also spent nearly 12 years working in various merchandising leadership roles at J.C. Penney after 10 years at Foley’s/May Co. Mr. Lawrence obtained his Bachelor of Business Administration in Finance from the University of Notre Dame.

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

Intellectual Property

Our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our private label brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O’rageous, Game Winner, Outdoor Gourmet, Freely, R.O.W., Redfield, and H2OX, and our designs, names, slogans, images and trade dress associated with these brands, are valuable assets that are critical to our success.

We also enter into intellectual property agreements whereby the Company receives the right to use third-party owned trademarks typically in exchange for royalties. These agreements typically contain a one to three-year term and contractual payment amounts required to be paid by the Company.

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
•U.S. Foreign Corrupt Practices Act, or FCPA and other anti-corruption laws; and
•securities and exchange laws and regulations.

We are a federally licensed firearms dealer, and we sell firearms, ammunition, and related accessories, including suppressors. Firearms represented approximately 6% of our net sales in 2025. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the United States Department of Justice announced a policy emphasizing “zero tolerance” for willful violations of the law by federally licensed firearms dealers; in 2025 that policy was repealed. Federal, state, and local agencies continue to regulate and enforce compliance requirements applicable to firearms dealers. In the future, there may be increased federal, state or local regulation and enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms, ammunition, and accessories available for retail sale, which could reduce our sales and profitability.

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
The general conditions that affect U.S. consumer discretionary spending in our markets include:
•health of the economy;
•consumer confidence in the economy;
•wages, jobs and unemployment trends;
•political or social unrest, global hostilities, trade disputes, labor shortages, and other disruptions to the supply chain;
•public health events (such as pandemics and epidemics) and their effect on our customers, team members, vendors/suppliers and other stakeholders;
•consumer credit availability;
•consumer debt levels;
•changes to raw material and commodity prices;
•interest rates and inflation;
•tax rates and tax policy;
•immigration policy;
•import and customs duties/tariffs and policy;
•impact of natural or man-made disasters;
•legislation and regulations;
•the housing market, including real estate prices and mortgage rates;
•gasoline and fuel prices; and
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

A significant portion of the merchandise that we sell is manufactured in foreign countries which exposes us to various international risks, including additional tariffs, that could have a material adverse effect on our business and results of operations.
A significant portion of the merchandise that we sell, including merchandise we purchase from domestic suppliers and much of our private label brand merchandise, is manufactured in countries such as China, Bangladesh, Vietnam, Cambodia, and Brazil. Foreign imports subject us to the risks of changes in tariffs and duties, quotas, loss of “most favored nation” status with the United States for a particular foreign country, delays in shipment, shipping port and ocean carrier constraints, supply and demand constraints, labor strikes, work stoppages, supply chain disruptions including those caused by extreme weather, natural disasters, public health events (such as pandemics) or other disruptions, freight cost increases and economic uncertainties (including the United States imposing anti-dumping or countervailing duty orders, tariffs, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ labor, environmental, corruption, workplace safety, or other business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability. For example, in late 2021, the United States government enacted the Uyghur Forced Labor Prevention Act (“UFLPA”), which presumes goods produced in the Xinjiang Uyghur Autonomous Region of China, or with labor linked to specified Chinese government-sponsored labor programs, were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. Compliance with the UFLPA has become increasingly complex and the UFLPA Entity List has expanded, with additional industries and materials designated as high-priority sectors for enforcement. As a result, we may experience shipment delays, seizures, supply disruptions, increased compliance and documentation costs, or the need to source alternative suppliers, any of which could have a material adverse effect on our business, financial condition, and results of operations. Merchandise or raw materials purchased from alternative sources may be of lesser quality or more expensive than the merchandise or raw materials we currently purchase.
These trade-related risks are heightened by the evolving, frequent, and unpredictable nature of global trade policies, including the use of executive authority to impose, modify, suspend or expand tariffs and other trade restrictions. Such actions may be implemented with limited advance notice and may apply to a broad range of countries, materials, and products, including steel, aluminum, and other derivative products, and may be subject to retaliation by affected countries. As a result, we may be unable to timely adjust our sourcing, pricing, or operational strategies to mitigate the impacts of such changes, which could materially increase our costs and adversely affect our margins, results of operations, and financial condition.
The political, health, safety, security, and economic environments of the countries in which we or our vendors obtain merchandise or raw materials have the potential to materially affect our operations. In the event of disruptions or delays in supply due to economic, political, health, safety or security conditions in foreign countries or their relations with the United States, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made. For example, we have experienced, and may continue to experience, disruptions resulting from public health events, significant changes in trade policy, labor shortages, geopolitical tensions, and constraints within global transportation and logistics networks, any of which may result in increased costs, delays, or reduced availability of merchandise. The imposition of trade tariffs, sanctions or other regulations against merchandise imported by us, or the loss of “normal trade relations” status with the countries in which we or our vendors obtain merchandise or raw materials, could significantly increase our cost of products imported into the United States and harm our business. The continuation or escalation of global trade tensions could have further adverse effects on our sales and profitability, results of operations and financial condition. Additionally, the prices charged for the merchandise that we purchase by foreign manufacturers may be affected by the fluctuation of their local currency against the U.S. dollar.
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
Our information systems, if not functioning properly or if failing to function altogether, could disrupt our ability to track, record, and analyze sales and inventory and could cause disruptions of operations, including, among other things, our ability to order, process and ship inventory, process financial information including credit card transactions, prepare financial statements, defend against potential data breaches and credit card fraud, process payrolls or vendor payments or engage in other similar normal business activities. Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches or other cybersecurity incidents, catastrophic events and severe weather such as fires, floods, tornadoes, earthquakes and hurricanes, and usage or coding errors by our team members or partners. From time to time we have experienced, and we may in the future, further experience interruptions, damages, or failures of our information systems, some of which disrupt our business and cause us to expend additional resources to rectify. Although we attempt to mitigate the risk of possible business interruptions by employing customary strategies, any material disruption, malfunction or any other similar problem in or with our information systems could negatively impact our business operations and materially and adversely affect our financial results.
From time to time, our information systems may require repair, upgrade, enhancement, integration and/or replacement for us to maintain successful current operations and achieve future sales and store growth.
Updating our existing information systems subjects us to numerous additional risks, including:
•loss of information;
•disruption of normal operations;
•changes in accounting or other operating procedures;
•changes in internal control over financial reporting or general computer controls;
•problems maintaining accuracy of historical data;
•data breaches caused by mistakes made in the process of updating or upgrading applications or hardware;
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
We use and expect to continue to use machine learning and other types of artificial intelligence in our business, and challenges with properly managing its use could adversely affect our business.
We use and expect to continue to use artificial intelligence and machine learning technology that is rapidly evolving and gaining capabilities. Advancements in technology may allow us to expand the use of artificial intelligence, including generative artificial intelligence, into key operational and/or administrative aspects of our business over time. Our business, financial condition, and results of operations may be adversely affected if the output of our use of artificial intelligence is or is alleged to be deficient, inaccurate, or biased. As with other emerging technology, new providers may arise from time to time, regulatory and legal limitations on its use may evolve, costs may not be predictable, and the successful use of such technology may require changes to business processes, data systems and processes, and the delivery of products and services provided to customers. We may be required to expend additional resources in order to use artificial intelligence responsibly and effectively in compliance with applicable laws and standards. Our competitors may incorporate artificial intelligence into their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
If we are not successful in managing our inventory balances, our sales may decline and our results of operations may be negatively affected.
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels. If we overstock unpopular merchandise, then we may be forced to take significant inventory markdowns or miss opportunities for the sale of other merchandise, both of which could have a negative impact on our profitability, and, in turn, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices. For example, the popularity of much of the licensed apparel we offer is dependent on the performance of certain sporting teams throughout the course of the applicable sports seasons. If we overestimate or underestimate the projected success of a certain sports team, we may have to take significant mark-downs of our licensed apparel for that sports team or we may miss the opportunity to sell additional licensed apparel or other products with that sports team’s logo. The success of sporting teams is highly uncertain and difficult to predict. In addition, factors beyond our control, such as severe weather, local safety concerns, player-lockouts or strikes, may significantly affect whether or not certain sports leagues are able to host their games in their usual seasons, and if they are, whether or not spectators can or are able to attend. Our licensed apparel is significantly more popular when spectators are able to attend the games of the sports teams featured on such apparel. Rapid changes in trade policy, tariffs, or sourcing strategies may also contribute to inventory forecasting challenges, including the timing and quantity of inventory purchases, which could increase the risk of excess inventory, supply shortages, or mismatches between product availability and consumer demand.

If we are unable to predict or effectively react to changes in consumer tastes and preferences, or if we fail to obtain access to, and sell brand name merchandise at competitive prices, then we may lose customers and our sales may decline and our results of operations may be negatively affected.
The level of success we achieve is dependent on, among other factors, the frequency of merchandise and service innovations, how accurately and timely we predict consumer tastes and preferences regarding sporting goods and outdoor recreation merchandise, the level of consumer demand, the availability of merchandise, the related impact on the demand for existing merchandise, and the competitive environment. Our products must appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. We must identify and obtain access to a broad assortment of brands and styles, to enable us to offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. It is difficult to predict consistently and successfully the products and services our customers will demand as we often purchase products from our vendors several months in advance of the proposed delivery. Our failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could negatively affect our relationship with our customers, the demand for our merchandise and services and our market share, which could have a material adverse effect on our net sales and results of operations.
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
Changes in consumer preferences and spending patterns may be long-lasting or structural rather than temporary and could be amplified by pricing actions taken in response to higher costs or tariffs, which may cause consumers to reduce discretionary spending or shift purchases to alternative products or channels.
Our e-commerce activities expose us to various risks that could have a material adverse impact on our overall results of operations.
Our customers are increasingly using computers, tablets, mobile phones and other devices to shop in our stores and online for our products. Our business has become increasingly omnichannel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. We utilize our own e-commerce platform that allows us to control our customer experience without relying on a single third-party provider. Maintaining and continuing to improve our e-commerce platform involves substantial investment of capital and resources, integrating a number of information and management systems from different vendors, artificial intelligence initiatives, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise, and effectively managing and improving the customer experience. Our e-commerce operations are subject to numerous risks that could have a material adverse impact on our overall results of operations, including:
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
The data privacy and cybersecurity regulatory environment is constantly changing, with new and increasingly rigorous or complex requirements. Consumer data privacy, cybersecurity, artificial intelligence, and other laws and related regulations have been enacted and additional laws, regulations, and standards are under consideration by various state and federal legislatures, regulatory authorities, and standards bodies. Maintaining compliance with those requirements may require significant effort, cost, new or improved technical capabilities, and changes to our business practices, and may limit our ability to obtain or use data to provide a personalized customer experience or to engage in certain marketing practices. In addition, any alleged or actual failure to comply with applicable requirements could subject us to fines, sanctions, governmental investigations, lawsuits, reputational damage, and other risks and costs that may be difficult to anticipate but could become material.
Intense competition in the sporting goods and outdoor recreation retail industries could limit our growth and reduce our profitability.
The market for sporting and outdoor recreation goods is highly fragmented, intensely competitive, and continually evolving. Our current and prospective competitors include many large companies, some of which have substantially greater market presence, name recognition and financial, marketing, technological, and other resources than us. We compete directly or indirectly with the following categories of companies:
•mass general merchants;
•department stores;
•large format sporting goods stores;
•traditional sporting goods stores;
•specialty outdoor retailers;
•specialty footwear retailers;
•internet retailers;
•suppliers that sell directly to customers; and
•emerging or non-traditional retail formats, including digitally native brands and marketplace platforms.

Pressure from our competitors could require us to reduce our prices or increase our spending for advertising, promotion, and customer acquisition. Traditional competitors have become increasingly promotional and, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices, which could impact our margins. The adoption by competitors of innovative store formats, aggressive pricing, promotion or delivery strategies and alternative retail models, such as mobile-first commerce, social commerce, and third-party marketplaces, could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as the popularity and use of Internet sites, free merchandise shipping, and suppliers selling directly to consumers continue to increase, our business faces increased competition from various domestic and international sources, including our suppliers. The ability of consumers to compare prices on a real-time basis through the use of smartphones, apps, and digital technology puts additional pressure on us to maintain competitive prices, inventory availability, and fulfillment capabilities.
We may require significant capital in the future to sustain or grow our business, including our store and e-commerce activities, due to increased competition and market entry by new or disruptive retailers. There is no assurance that cash flow from operations will be sufficient to meet those needs or that additional sources of capital will be available on acceptable terms or at all.
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
Our growth strategy includes opening stores in existing markets and, from time to time, new markets. We must successfully choose our store sites, execute favorable real estate transactions on terms that are acceptable to us, construct and equip the stores with furnishings and appropriate merchandise, hire and train competent personnel and effectively open and operate these new stores and integrate the stores into our operations. We may also need to expand our distribution infrastructure, including the addition of new distribution centers, as it might be difficult to extract additional efficiencies from our existing distribution infrastructure. Our plans to increase our number of retail stores will depend in part on the availability of existing vacant retail stores or developable store sites. The availability of second-generation retail store space and developable store sites (i.e., land and redevelopment sites) that meet our criteria is very low and highly-sought after by our competitors. In addition, land prices and lease rents have continued to increase due to various macroeconomic factors. Further, a lack of available financing on terms acceptable to real estate developers or a tightening credit market may adversely affect the retail sites available to us. We cannot expect that stores or sites will be available to us, or that they will be available on terms acceptable to us. If additional retail store sites are unavailable on acceptable terms, we may not be able to carry out a significant part of our growth strategy. Rising real estate costs and acquisition, construction and development costs, available credit to landlords and developers and landlord bankruptcies could also inhibit our ability to grow. If we fail to locate desirable sites, obtain lease rights to these sites on terms acceptable to us, hire adequate personnel and open and effectively operate these new stores, our financial performance could be adversely affected.

We typically lease our stores under operating leases with initial terms of approximately 15 years, and we generally cannot cancel these leases at our option. If a store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Similarly, we may be committed to perform our obligations under the applicable leases even if current locations of our stores become unattractive as demographic patterns change. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could require us to close stores in desirable locations.
In addition, our expansion into new and existing markets may present competitive, merchandising, marketing, human resources, distribution and regulatory challenges that differ from our current challenges, including expanding and improving our operating capabilities, competition among our stores, diminished novelty of our store design and concept, added strain on our distribution centers, maintaining our levels of customer service, training our store team members, additional information to be processed by our management information systems and diversion of our management’s attention from operations, such as the control of inventory levels in our stores. New stores in new markets, where we are less familiar with the target customer and less well-known by the target customer, may face different or additional risks and increased costs compared to stores operated in existing markets or new stores in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to meet new challenges in expanding in new and existing markets, our sales could decrease and our operating costs could increase.
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
Unforeseen events, including public health events, such as pandemics, natural disasters, such as earthquakes, hurricanes, tornadoes, freezes, snow or ice storms, floods and heavy rains, heatwaves, and man-made disasters, such as an oil spill closing large areas of hunting or fishing, could disrupt our operations or the operations of our suppliers, as well as affect the behavior of our consumers. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores. Global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We have significant operations in certain states where natural disasters are more prevalent. Natural disasters in those states could result in significant physical damage to or closure of one or more of our stores, distribution centers, facilities, or key vendors Socio-political factors, such as foreign wars, civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our supply chain or store base, may also result in decreased discretionary spending, property damage and/or business interruption losses. For example, we may face losses related to civil unrest in the United States. To the extent these events result in the closure of one or more of our distribution centers, a significant number of stores, or our corporate headquarters or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through an inability to support our business, resupply or staff our stores, distribution centers or corporate headquarters or fulfill our e-commerce orders, especially during peak shopping seasons, and through lost sales and any precautions that we may take may not be adequate to mitigate the impact of such events. If these events impact areas in which we have our corporate headquarters, distribution centers, a concentration of retail stores or vendor sources or foreign and/or U.S. ports, such events could have a material adverse effect on our business, financial condition and results of operations.
Our stores are located primarily in the southern United States which could subject us to regional risks.
Because our stores are located primarily in the southern United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes. Man-made disasters, such as an oil spill impacting the Gulf Coast region of the United States, a nuclear power plant crisis or other events, may also impact our regional area. We sell a significant amount of merchandise related to sports and outdoor activities which can be adversely affected by such events that may postpone the start of or shorten sports seasons or inhibit participation in other outdoor activities or otherwise have a significant impact on our operations. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. If there is a regional economic downturn or any other adverse regional event in the southern United States, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program.
Fluctuations in merchandise costs, increases in commodity prices and other factors could negatively impact our consolidated and combined results of operations.
The cost of our merchandise has increased and may continue to increase due to, among other factors, higher raw material prices, tariffs, labor costs, freight and logistics expenses, and increased regulatory compliance requirements. A substantial rise in the price of raw materials, including as a result of increases in commodity prices and tariffs on them, could dramatically increase the costs associated with manufacturing the merchandise that we purchase from our suppliers, which could cause the price of our merchandise to increase and could have a negative impact on our sales and profitability. If we increase the price for our products in order to maintain gross margins for our products, such increase may adversely affect demand for, and sales of, our products, which could have a material adverse effect on our financial condition and results of operations.
A disruption in the operation of our distribution centers would affect our ability to deliver merchandise to either our stores or customers, which could adversely impact our revenues and harm our business and financial results.
We operate three distribution centers located in Katy, Texas; Twiggs County, Georgia; and Cookeville, Tennessee, to manage the receipt, storage, sorting, packing and distribution of our merchandise to the appropriate stores or to the customer directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and overall effective management of our distribution centers. A disruption or a prolonged interruption in the operations at any of these distribution centers or third-party transportation providers due to a work stoppage, labor shortage, operations significantly below historical efficiency levels, supply chain disruption, public health events (such as pandemics), severe weather (such as tornadoes) or natural or man-made disasters (including events that may be caused or exacerbated by climate change), system or power grid failures or cyber incidents, slowdowns or strikes, acts of terror or other unforeseen events in the areas or regions of these facilities could impair our ability to adequately stock our stores, process returns of products to vendors and ship products to our e-commerce customers, thereby adversely affecting our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores and customers during the time it takes for us to reopen or replace these distribution centers.
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
We depend on approximately 1,500 suppliers to supply us in a timely and efficient manner with the merchandise we sell. Our significant dependence on these suppliers exposes us to various risks that could have a material adverse effect on our business and results of operations. In 2025, purchases from our largest vendor represented approximately 12% of our total inventory purchases. The merchandise we sell is sourced from a wide variety of domestic and international suppliers and our ability to find qualified suppliers and access merchandise in a timely and efficient manner is often challenging, particularly with respect to merchandise sourced outside the United States. We generally do not have long-term written contracts with our suppliers that would require them to continue supplying us with merchandise, particular payment terms or the extension of credit. As a result, these suppliers could modify the terms of these relationships due to general economic conditions or otherwise. In the past few years, we have begun to see increased competition across the industry for resources throughout the supply chain, which resulted in disruptions to the flow of products from our vendors, labor shortages, reduced shipping container availability, and longer delays at the port. As a result, we have experienced a period of decreased or delayed supply and high inflation which negatively impacted transportation and inventory costs. Fluctuations in the supply chain or changes in our relationships with our suppliers (which can occur for various reasons in or out of our control) have the potential to increase our expenses and adversely affect our results of operations. The formation and/or strengthening of business partnerships between our suppliers and our competitors could directly alter the available supply of merchandise we desire to sell, which could have a material adverse effect on the level of customers purchasing merchandise from us and, thus, our results of operations. Further, vendors increasingly sell their products directly to customers or through broadened or alternative distribution channels, such as department stores, family footwear stores, or e-commerce companies. Moreover, many of our suppliers provide us with merchandise purchasing incentives, such as return privileges, volume purchasing allowances and cooperative advertising, and a decline or discontinuation of these incentives could severely impact our results of operations. If there is a disruption in supply from a principal supplier (which can occur for various reasons in or out of the control of these suppliers), we may experience merchandise out-of-stocks, delivery delays or increased delivery costs, or otherwise be unable to obtain the same merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all, which could materially affect our results of operations and our customers’ confidence in us.

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

We are a federally licensed firearms dealer and we sell firearms, ammunition, and related accessories, including suppressors. Firearms represented approximately 6% of our net sales in 2025. Numerous federal, state and local laws and regulations govern the procurement, transportation, storage, distribution and sale and marketing of firearms, ammunition, and related accessories, including the regulations governing the performance of federally and state mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork). In June 2021, the DOJ announced a policy emphasizing “zero tolerance” for willful violations of the law by federally licensed firearms dealers; in 2025 that policy was repealed. Federal, state, and local agencies continue to regulate and enforce compliance requirements applicable to firearms dealers. In the future, there may be increased federal, state or local regulation or enforcement affecting the sale of firearms, ammunition, and related accessories, including taxation or restrictions on the type of firearms and ammunition available for retail sale, which could reduce our sales and profitability. A failure by us to follow these laws or regulations may subject us to claims, lawsuits, fines, penalties, adverse publicity and government action (up to and including the possible revocation of licenses and permits allowing the sale of firearms and ammunition), which could have a material adverse effect on our business and results of operations.
Another significant risk relating to our operations is compliance with the FCPA and other anti-corruption laws applicable to our international operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in bribery and other business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us.
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
We are, and may in the future, be subject to claims, demands and lawsuits.
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
•the procurement, transportation, storage, distribution and sale of firearms, ammunition, and suppressors, including improper performance of federally mandated procedures for determining customer firearm purchase eligibility (such as age and residency verification, background checks and proper completion of required paperwork);
•municipalities or other organizations attempting to recover costs from firearm manufacturers and retailers, relating to the use of firearms and ammunition;
•the operations of a third-party owned fleet of trucks for distribution purposes, including transportation of hazardous materials by such fleet;
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
•immigration issues, including enforcements actions, investigations and/or related litigation;
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
We sell firearms, ammunition, and related accessories, which carries inherent liability and reputational risk. These products are associated with an increased risk of injury and related lawsuits with respect to our compliance with federal and state laws and regulations covering such products. Any improper or illegal use by our customers of firearms, ammunition, or related accessories sold by us could have a negative impact on our reputation and business. We are, and may in the future also be, subjected to claims and lawsuits, including potential class actions, relating to our policies and practices on the sale of firearms, ammunition, or related accessories. We are, and may in the future also be, subjected to claims and lawsuits relating to the improper use of firearms, ammunition, or related accessories sold by us, including lawsuits by victims or municipalities or other organizations attempting to recover losses or costs from manufacturers and retailers of firearms, ammunition, and related accessories.
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
Our insurance or indemnities may not be sufficient to cover damages related to claims and lawsuits.
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
We believe that our trademarks, service marks, copyrights, patents, processes, trade secrets, domain names and other intellectual property, including our Academy Sports + Outdoors brand, our private label brands, such as Academy Sports + Outdoors, Magellan Outdoors, BCG, O'rageous, Game Winner, Outdoor Gourmet, Freely, R.O.W., Redfield and H2OX, and our goodwill, designs, names, slogans, images and trade dress associated with these brands, are valuable assets, and are essential to our success and our competitive position due to their name recognition with customers. The unauthorized use or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our sales. In addition, any infringement or other intellectual property claim made by or against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays, cause us to discontinue affected products, distract key resources from our core business or require us to enter into royalty or licensing agreements. As a result, any such claim made by or against us or our failure to protect our intellectual property could have an adverse effect on our results of operations.

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
As of January 31, 2026, we had approximately $85.8 million outstanding under the Term Loan and $400.0 million outstanding under the Notes, all of which is secured. As of January 31, 2026, we had no borrowings outstanding under the ABL Facility (as defined in Note 4 of the accompanying financial statements), an available borrowing capacity under the ABL Facility of approximately $992.4 million (which is subject to customary borrowing conditions, including a borrowing base), and outstanding letters of credit of $7.6 million, all of which were issued under the ABL Facility.
Our overall level of indebtedness requires that we dedicate a portion of our cash flows to debt service payments. The Term Loan (as defined in Note 4 of the accompanying financial statements) requires quarterly principal payments through September 30, 2027, and monthly cash interest payments through maturity. The ABL Facility, under which we had no borrowings as of January 31, 2026, matures on March 8, 2029. The Notes (as defined in Note 4 of the accompanying financial statements) require semi-annual payments of interest (in arrears) and matures on November 15, 2027.

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
Despite our level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations and general and commercial liabilities. Although the credit agreements governing the Term Loan and the ABL Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the ABL Facility. As of January 31, 2026, we had no borrowings outstanding under the ABL Facility, and an available borrowing capacity under the ABL Facility of approximately $992.4 million (which is subject to customary borrowing conditions, including a borrowing base). We may be able to increase the commitments under the ABL Facility by $250.0 million, subject to certain conditions. We may also be able to increase the capacity under the Term Loan by up to the greater of (x) $480.0 million and (y) 100% of the Consolidated EBITDA (as defined in the Term Loan), plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

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
Certain provisions of our restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•a classified Board of Directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered terms until the 2028 Annual Meeting at which time our Board of Directors will be elected annually;
•the ability of our Board of Directors to issue one or more series of preferred stock without stockholder approval;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings; and
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors.
Unless we remove or sunset some or all of these provisions, these anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts will be the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to bring a suit in a different judicial forum than they may otherwise choose for disputes with us or our directors, officers, team members or stockholders.
Our restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, which already provides that such claims must be bought exclusively in the federal courts. Our restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will be the exclusive forum for the resolution of any actions or proceedings asserting claims arising under the Securities Act. While the Delaware Supreme Court has upheld the validity of similar provisions under the DGCL, there is uncertainty as to whether a court in another state would enforce such a forum selection provision. Our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the forum provisions in our restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other team members or stockholders. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial conditions.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 235 million shares of common stock authorized but unissued. Our restated certificate of incorporation authorizes us to issue these shares of common stock, options and other equity awards relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. As a result, our Board of Directors may authorize the issuance of additional shares of common stock or securities convertible into or exercisable for common stock without stockholder approval, subject to applicable laws and stock exchange requirements. We have reserved shares for issuance under our New Academy Holding Company, LLC 2011 Unit Incentive Plan (the “2011 Equity Plan”), our 2020 Omnibus Incentive Plan (the “2020 Equity Plan”), and our 2020 Employee Stock Purchase Plan (the “ESPP”). Any common stock that we issue, including under our 2011 Equity Plan, 2020 Equity Plan, ESPP or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership of our existing stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you and could adversely affect the market price of our common stock.

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

Our CIO is the primary executive responsible for leading the Company’s cybersecurity risk management program and has over 20 years of experience in various technology-related roles, including responsibilities related to managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. Our cybersecurity team is responsible for the operations of our cybersecurity program, including implementing, monitoring, and maintaining cybersecurity and data protection solutions and practices across the enterprise. The team is led by our Director of IT Security and Compliance (our “Security Director”), who reports to our CIO. Our Security Director has over 20 years of IT experience and over 12 years of cybersecurity experience, and holds a Master of Science in Cybersecurity and Information Assurance and a Master of Legal Studies in Cyber Law. Our cybersecurity team works with our crisis management team and cybersecurity advisors we may engage to respond to and manage the resolution of cybersecurity incidents. Our CIO, Security Director, and cybersecurity team also work closely with our legal team on various aspects of our cybersecurity program.

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

Based on the information available to us as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. Due to evolving cybersecurity threats, despite our security measures, we may not be able to anticipate, prevent, and stop future cybersecurity incidents, including attacks to our information systems and data and those of our partners. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors”, which should be read in conjunction with the foregoing.

Item 2. Properties
We are headquartered at 1800 North Mason Road, Katy, Texas, 77449. The following table sets forth the location, use and size of our corporate and distribution center facilities:

Location	Use	Approximate Square Footage
Katy, Texas	Corporate Office Building 1	400,000
Katy, Texas	Corporate Office Building 2	200,000
Katy, Texas	Bulk Warehouse	200,000
Katy, Texas	Distribution Center	1,400,000
Twiggs County, Georgia	Distribution Center	1,600,000
Cookeville, Tennessee	Distribution Center	1,600,000
Kowloon, Hong Kong	Global Sourcing Office	5,000

With the exception of one retail store which we own, we lease all of our retail stores, distribution centers and corporate offices. Our initial store lease terms are typically 15 to 20 years with various renewal options and lease escalation structures. We believe that all of our leases are entered into at then-prevailing market lease rates. As of January 31, 2026, our combined leased and owned store square footage was approximately 21.9 million square feet.

Item 3. Legal Proceedings
The information set forth in Note 12 — Commitments and Contingencies to our consolidated financial statements included under Part IV, Item 15 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Academy's common stock began trading on the Nasdaq Stock Market LLC, or Nasdaq, under the symbol “ASO” on October 2, 2020. Prior to that date, there was no public market for our common stock.

Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act. The graph below presents the Company’s cumulative total stockholder returns relative to the performance of the Nasdaq US Benchmark Retail Index and the Russell 3000 Index commencing October 2, 2020 (the Company’s initial day of trading) through January 30, 2026. All values assume a $100 initial investment at the opening price of the Company’s common stock on Nasdaq and assume all dividends were reinvested on the date paid. The points on the graph represent fiscal quarter-end values based on the last trading day of each fiscal quarter. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
10/2/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/28/2022
4/29/2022
7/29/2022
10/28/2022
1/27/2023
4/28/2023
7/28/2023
10/27/2023
2/2/2024
5/3/2024
8/2/2024
11/1/2024
1/31/2025
5/2/2025
8/1/2025
10/31/2025
1/30/2026
ASO, Inc.
Nasdaq US Benchmark Retail Index
Russell 3000 Index

Issuer Purchases of Equity Securities
The following table summarizes the repurchases and cancellations of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
November 2, 2025 to November 29, 2025	—	$—	—	$—
November 30, 2025 to January 3, 2026	1,107,000	52.50	1,107,000	478,383,954
January 4, 2026 to January 31, 2026	742,900	56.31	742,900	436,565,881
Total	1,849,900	$54.03	1,849,900	$436,565,881
(a) The total number of shares purchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding taxes related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of unpaid excise taxes.
(c) On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the previously approved share repurchase program. As of January 31, 2026, approximately $436.6 million remained available for share repurchases pursuant to the 2024 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

Holders

As of March 10, 2026, there were 11 holders of record of ASO, Inc.'s common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.

Dividends

We declared and paid our first quarterly cash dividend for the fourth quarter for fiscal 2021 and have paid a quarterly cash dividend consistently thereafter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding quarterly dividend payments for 2025. However, we are not required to declare dividends. Any determination to pay future dividends to holders of our common stock will be subject to the discretion and approval of the Board of Directors and will depend upon many factors, including the Company’s results of operations, liquidity, earnings, business strategy, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our Board of Directors deems relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended January 31, 2026 (“2025”) and the year ended February 1, 2025 (“2024”) should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report for the fiscal year ended January 31, 2026 (this “Annual Report”). Year-to-year comparisons between 2024 and 2023 have been omitted from this Annual Report, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.
This discussion contains forward-looking statements that involve risks and uncertainties. See the section of this Annual Report entitled “Cautionary Statement Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the “Part I. Item 1A. Risk Factors” section of this Annual Report.
Any reference in this Annual Report to “year” or any year in particular refers to our fiscal year, which represents the fifty-two or fifty-three week period ending on the Saturday closest to January 31. Unless otherwise specified, all comparisons or changes regarding 2025 are made to 2024.
All references in this discussion and analysis to “2025”, “2024” and “2023” or like terms relate to our fiscal years as follows:

Fiscal Year	Ended	Weeks
2025	January 31, 2026	52
2024	February 1, 2025	52
2023	February 3, 2024	53

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All” and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoors, sports & recreation, apparel, and footwear (representing 31%, 22%, 27% and 20% of our 2025 net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
Our business is subject to seasonal fluctuations. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the July/August back-to-school selling season during the second and third quarters, the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter.
As of January 31, 2026, we operated 322 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 23,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.

The following table summarizes store activity for the periods indicated:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Beginning stores	298	282	268
Q1 new stores	5	2	1
Q2 new stores	3	1	1
Q3 new stores	11	8	5
Q4 new stores	5	5	7
Closed	—	—	—
Ending stores	322	298	282

Relocated stores	—	—	—

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
Comparable Sales. We define comparable sales as the percentage of period-over-period net sales increase or decrease, in the aggregate, for stores open after thirteen full fiscal months, as well as for all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been significantly remodeled or relocated are removed from this calculation until the new store has been in operation for substantially all of the periods being compared. Stores which have been closed for an extended period of time due to circumstances beyond our control are also removed from the calculation. Any sales made through our website or mobile app are allocated to e-commerce sales for the purpose of measuring comparable sales, regardless of how those sales are fulfilled, whether shipped to home or picked up in-store or curbside through our buy-online-pickup-in-store program (“BOPIS”). For example, all BOPIS transactions, which are originated by our website, are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick up these purchases from a specific store.
Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various other factors affect comparable sales, including consumer preferences; buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; unseasonal or extreme weather; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than thirteen months.

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
Net sales fluctuations can be driven by new store openings, comparable sales increases or decreases including e-commerce sales, our ability to adjust inventory based on sales fluctuations, our management of vendor relations and meeting customer demand, allowances and logistics, seasonality, unseasonal or extreme weather, changes in consumer shopping preferences, consumer discretionary spending, and changes in product mix and pricing, including promotional activities.
We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to avoid markdowns and clearance, which negatively impact sales and gross margin. We deploy several tools to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock, execute a disciplined markdown strategy and improve our inventory management throughout the year at every location. We have coupled these tools with the data we collect from our myAcademy Rewards program, our customer database and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis.
Our broad assortment gives us an advantage over mass general merchants who typically do not carry the full assortment of leading national brands sold at Academy. We have also continued to add private label brands to our assortment of products, which we generally price lower than the national brand products of comparable quality that we also offer. A shift in our sales mix in which we sell more units of our private label brand products and fewer units of the national brand products would generally have a positive impact on our gross margin rate but an adverse impact on our total net sales. Furthermore, our softgoods merchandise divisions, which consist of apparel and footwear, have higher margins than our hardgoods merchandise divisions, which consist of outdoors and sports and recreation. A shift in sales mix toward softgoods would generally have a positive impact on gross margin and a shift in sales mix towards hardgoods would generally have a negative impact on gross margin rate.
The expansion and enhancement of our omnichannel capabilities have contributed to increased sales in recent years. We continue to invest in initiatives designed to drive traffic to our stores and e-commerce platforms, including our website and mobile application, improve conversion, and support our long-term objective of continuing to increase our e-commerce penetration of sales. These initiatives include investments in our customer data ecosystem (data lake and Customer Data Platform), enabling customer-level attributes and models that power personalization and deepen engagement.
We are implementing enhancements to the online shopping experience, including a redesigned homepage, expanded BOPIS functionality, enhanced shipping notifications, and ongoing improvements in product discovery and site experience. Our e-commerce platform supports store operations by driving customer demand, providing real-time product discovery and inventory visibility, and enabling store-fulfilled transactions such as BOPIS, ship-to-store, and ship-from-store. During 2025, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS, and in-store retail sales. We expect to continue investing in the expansion and enhancement of our omnichannel capabilities, including our mobile application, website experience optimization, fulfillment improvements, and emerging digital commerce capabilities such as artificial intelligence-enabled shopping experiences and social and marketplace commerce integrations. These initiatives are intended to support long-term growth and improve customer experience, and will require ongoing investment.

We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in legacy and existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the fiscal year 2025, we opened 24 new stores. We plan to open 20 to 25 stores in fiscal year 2026 and we are continuously evaluating available locations that meet our size requirements and market criteria. Our strategic real estate approach, including the 63 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
Gross Margin. Gross margin is our net sales less cost of goods sold. Cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of tariffs, payroll and benefits, distribution center occupancy costs, depreciation and freight, and are generally variable in nature relative to our inventory receipts and sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label brand merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including tariffs, commodity costs, freight costs, shrinkage (discussed below), inventory processing costs, and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
We refer to loss or theft of inventory as “shrinkage” or “shrink.” A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales increased from 24.8% in 2024 to 26.3% in 2025. The majority of the increase in SG&A from the prior year was driven by investments in our growth initiatives, including costs related to new stores (such as additional property and facility fees, employee compensation costs and advertising costs). We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers. Selling, general, and administrative expenses on the Consolidated Statements of Income includes gains of approximately $15.4 million in 2025 and $7.1 million in 2024 related to multiple sale-leaseback transactions which qualified for sale accounting under ASC 606 (see Note 11).
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

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Number of new stores opened	24	16	14
Pre-opening expenses (in millions)	$14.6	$13.9	$8.3
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt.
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

Results of Operations
A discussion regarding Results of Operations and Analysis of Financial Condition for the fiscal year ended February 1, 2025, as compared to the fiscal year ended February 3, 2024, is included in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

2025 (52 weeks) Compared to 2024 (52 weeks)

The following table sets forth amounts and information derived from our Consolidated Statements of Income for the periods indicated as follows (dollar amounts in thousands):

	Fiscal Year Ended				Change
	January 31, 2026		February 1, 2025		Dollars	Percent
Net sales	$6,053,414	100.0%	$5,933,450	100.0%	$119,964	2.0%
Cost of goods sold	3,947,801	65.2%	3,921,990	66.1%	25,811	0.7%
Gross margin	2,105,613	34.8%	2,011,460	33.9%	94,153	4.7%
Selling, general and administrative expenses	1,593,429	26.3%	1,472,821	24.8%	120,608	8.2%
Operating income	512,184	8.5%	538,639	9.1%	(26,455)	(4.9)%
Interest expense, net	36,214	0.6%	36,873	0.6%	(659)	(1.8)%
Write-off of deferred loan costs	—	0.0%	449	0.0%	(449)	(100.0)%
Other income, net	10,087	0.2%	36,908	0.6%	(26,821)	(72.7)%
Income before income taxes	486,057	8.0%	538,225	9.1%	(52,168)	(9.7)%
Income tax expense	109,289	1.8%	119,778	2.0%	(10,489)	(8.8)%
Net income	$376,768	6.2%	$418,447	7.1%	$(41,679)	(10.0)%
* Percentages in table may not sum properly due to rounding.

Net Sales. Net sales increased $120.0 million, or 2.0%, in fiscal year 2025 compared to fiscal year 2024, which was driven by increased sales of 3.6% in the sports and recreation merchandise division, 2.4% in the apparel merchandise division, 1.2% in the footwear merchandise division and 1.2% in the outdoor division.

We opened 24 new stores since the end of the 2024 fiscal year, 5 of which opened throughout the 2025 fourth quarter. During the 2025 fiscal year, these 24 stores generated $142.8 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 63 new stores, 39 of which have been open for at least twelve months. Over the last twelve months, those 39 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 1.5% driven by lower comparable sales across all merchandise divisions, except the sports and recreation merchandise division, as a result of a 4.2% decrease in comparable transactions, partially offset by an increase in average ticket of 2.9%.
E-commerce net sales represented 11.7% of merchandise sales for fiscal year 2025 compared to 10.5% for fiscal year 2024. E-commerce net sales increased 13.6% for fiscal year 2025 compared to fiscal year 2024.

Gross Margin. Gross margin increased $94.2 million, or 4.7%, to $2,105.6 million for fiscal year 2025 from $2,011.5 million for fiscal year 2024. As a percentage of net sales, gross margin increased 90 basis points from 33.9% in 2024 to 34.8% in 2025. The increase of 90 basis points in gross margin was primarily attributable to favorability in merchandise margin due to promotions and managing prices in response to increased tariff costs, while maintaining alignment with our value pricing strategy.
Selling, General and Administrative Expenses. SG&A expenses increased $120.6 million, or 8.2%, to $1,593.4 million in 2025 from $1,472.8 million in 2024, primarily as a result of our increased strategic investments of $109.0 million, including $84.8 million in new stores and $13.1 million in technology.

Write-off of Deferred Loan Costs. Write-off of deferred loan costs decreased by $0.4 million for fiscal year 2025 when compared with fiscal year 2024, in connection with the amendment in the 2024 first quarter that led to the write-off of deferred loan costs on the ABL Facility.
Interest Expense. Interest expense decreased $0.7 million, or 1.8%, to $36.2 million in 2025 from $36.9 million in 2024, primarily driven by lower interest rates and a lower outstanding balance on our Term Loan.

Other Income, net. Other income, net, decreased $26.8 million in 2025 when compared to 2024, primarily driven by the settlement of a legal matter with a non-trade vendor that resulted in a net gain of approximately $15.0 million in 2024 (see Note 2) as well as lower interest rates in the current year.

Income Tax Expense. Income tax expense decreased $10.5 million to $109.3 million in 2025 as compared to $119.8 million in 2024, resulting primarily from a decrease in pre-tax income. ASO, Inc.'s effective tax rate for 2025 was 22.5% compared to 22.3% in 2024. The increase in effective tax rate was primarily driven by the decrease in pre-tax income in the current year.

Non-GAAP Measures
Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Annual Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) before interest expense, net income tax expense and depreciation, amortization and impairment and other adjustments included in the table below. We define Adjusted EBIT as Adjusted EBITDA less depreciation and amortization. We describe these adjustments reconciling net income (loss) to Adjusted EBITDA and to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss), plus other adjustments included in the table below, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by operating activities to Adjusted Free Cash Flow in the applicable table below.
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
Adjusted EBITDA and Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBITDA and to Adjusted EBIT for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income (a)	$376,768	$418,447	$519,190
Interest expense, net	36,214	36,873	46,051
Income tax expense	109,289	119,778	143,966
Depreciation and amortization	122,866	118,070	110,936
Equity compensation (b)	21,176	26,629	24,377
Loss on early retirement of debt	—	—	1,525
Write-off of deferred loan costs	—	449	—
Adjusted EBITDA	$666,313	$720,246	$846,045
Less: Depreciation and amortization	(122,866)	(118,070)	(110,936)
Adjusted EBIT	$543,447	$602,176	$735,109

(a)	Net income for the year ended February 1, 2025, includes a $15.0 million gain pertaining to a litigation settlement which occurred in the fourth quarter of 2024. Net income for the year ended February 3, 2024, includes a $15.9 million net gain relative to a credit card litigation settlement which occurred in the fourth quarter of 2023.
(b)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

Adjusted Net Income and Adjusted Earnings per Share
The following table provides a reconciliation of net income to Adjusted Net Income and Adjusted Earnings per Share for the periods presented (amounts in thousands, except per share data):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income (a)	$376,768	$418,447	$519,190
Equity compensation (b)	21,176	26,629	24,377
Loss on early retirement of debt	—	—	1,525
Write-off of deferred loan costs	—	449	—
Tax effects of these adjustments (c)	(4,761)	(6,038)	(5,621)
Adjusted Net Income	$393,183	$439,487	$539,471

Earnings per common share:
Basic	$5.66	$5.87	$6.89
Diluted	$5.54	$5.73	$6.70
Adjusted Earnings per Share:
Basic	$5.90	$6.16	$7.16
Diluted	$5.78	$6.02	$6.96
Weighted average common shares outstanding:
Basic	66,612	71,343	75,389
Diluted	68,034	73,048	77,469

(a)	Net income for the year ended February 1, 2025, includes a $15.0 million gain pertaining to a litigation settlement which occurred in the fourth quarter of 2024. Net income for the year ended February 3, 2024, includes a $15.9 million net gain relative to a credit card litigation settlement which occurred in the fourth quarter of 2023.
(b)	Represents non-cash charges related to equity based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.
(c)	Represents the tax effect of the total adjustments made to arrive at Adjusted Net Income at our historical tax rate.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by operating activities	$434,798	$528,082	$535,779
Net cash used in investing activities	(172,037)	(186,120)	(206,139)
Adjusted Free Cash Flow	$262,761	$341,962	$329,640

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and to repurchase our common stock. We may fund our liquidity requirements through cash and cash equivalents, cash generated from operating activities, and borrowings under our ABL Facility (as defined below). On January 31, 2026, our cash and cash equivalents totaled $330.3 million. We believe our existing cash and cash equivalents, cash flows from operations, as well as availability under the ABL Facility, will be sufficient to fund our cash requirements for the foreseeable future.
Long-Term Debt

As of January 31, 2026, the Company's long-term debt consists of:
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 7.72% variable rate term-loan with $85.8 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand through September 30, 2027; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our current debt obligations by fiscal year (amounts in thousands):

	2026	2027	2028	2029	2030	Total
Term Loan and related interest (1)	$9,159	$87,725	$—	$—	$—	$96,884
Notes and related interest (2)	24,000	424,000	—	—	—	448,000
ABL Facility and related interest (3)	2,500	2,500	2,500	268	—	7,768
(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and no balances drawn on our ABL Facility.

Liquidity information related to the ABL Facility is as follows for the periods shown (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Average funds drawn	$—	$32	$—
Number of days with outstanding balance	—	3	—
Maximum daily amount outstanding	$—	$3,900	$—
Minimum available borrowing capacity	$953,921	$955,495	$881,445

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	January 31, 2026	February 1, 2025
Outstanding borrowings	$—	$—
Outstanding letters of credit	$7,630	$9,258
Available borrowing capacity	$992,370	$955,495

Leases

We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2026 and 2045. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at January 31, 2026. In the fiscal year ended January 31, 2026, we opened 24 new locations. The following table summarizes our operating lease obligations by fiscal year:

	2026	2027	2028	2029	2030	After 2030	Total
Operating lease payments (1) (2)	$266,461	$265,364	$248,658	$232,185	$213,700	$1,141,396	$2,367,764
(1) Minimum lease payments have not been reduced by sublease rentals of $1.4 million due in the future under non-cancelable subleases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of January 31, 2026.

Share Repurchases

On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaces the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of January 31, 2026, the Company had $436.6 million remaining for share repurchases under the 2024 Share Repurchase Program. See Note 2 to the consolidated financial statements.
The following table summarizes our share repurchases for the fiscal year ended January 31, 2026 (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 2, 2025 to May 3, 2025)	2,080,772	$47.59	$99,031
Second Quarter (May 4, 2025 to August 2, 2025)	—	—	—
Third Quarter (August 3, 2025 to November 1, 2025)	—	—	—
Fourth Quarter (November 2, 2025 to January 31, 2026) (2)	1,849,900	54.03	99,947
Total Share Repurchase Activity	3,930,672	$50.62	$198,978
(1) Excludes the impact of excise taxes.
(2) See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further detail on the 2025 fourth quarter share repurchases.

Dividends

The following table summarizes our quarterly dividend payments for the fiscal year ended January 31, 2026 (amounts in thousands, except per share amounts):

	Dividends Paid per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 2, 2025 to May 3, 2025)	$0.13	$8,716	March 25, 2025
Second Quarter (May 4, 2025 to August 2, 2025)	$0.13	8,649	June 19, 2025
Third Quarter (August 3, 2025 to November 1, 2025)	$0.13	8,663	September 11, 2025
Fourth Quarter (November 2, 2025 to January 31, 2026)	$0.13	8,629	December 18, 2025
Total Dividends Paid		$34,657

On March 5, 2026, the Company announced that the Board of Directors declared a quarterly cash dividend with respect to the quarter ended January 31, 2026 of $0.15 per share of common stock, payable on April 10, 2026, to stockholders of record as of the close of business on March 20, 2026.

Capital Expenditures

The following table summarizes our capital expenditures for the periods shown (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
New stores	$119,902	$107,703	$100,419
Corporate, e-commerce, and information technology programs	41,291	70,474	81,992
Existing stores, distribution centers and other	51,475	21,412	25,359
Total capital expenditures	$212,668	$199,589	$207,770

We expect capital expenditures for fiscal year 2026 to be between $200 million and $240 million. The following table summarizes our forecasted allocation of capital expenditures for fiscal year 2026:

2026
New stores	60%
Corporate, e-commerce, and information technology programs	20%
Existing stores, distribution centers and other	20%

We review forecasted capital expenditures throughout the year and will adjust our capital expenditures based on business conditions at that time.

Cash Flows

Our Consolidated Statements of Cash Flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by operating activities	$434,798	$528,082	$535,779
Net cash used in investing activities	(172,037)	(186,120)	(206,139)
Net cash used in financing activities	(221,370)	(400,953)	(318,865)
Net increase (decrease) in cash and cash equivalents	$41,391	$(58,991)	$10,775

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday inventory increase being the most significant.

Cash provided by operating activities in 2025 decreased $93.3 million compared to 2024. This decrease is attributable to:

•$41.7 million decrease in net income; and
•$99.9 million net decrease in cash flows provided by operating assets and liabilities; partially offset by
•$48.3 million net increase in non-cash charges, primarily related to increased deferred income taxes as a result of the enactment of the “OBBBA” (see Note 10).

The decrease in cash flows from operating assets and liabilities was primarily attributable to:

•$118.7 million decrease in cash flows from working capital due to the pull-forward of inventory purchases at pre-tariff rates relative to the prior year period; and
•$20.6 million decrease in cash flows from accounts receivable due to timing of payments received; partially offset by
•$37.0 million increase in cash flows from prepaid expenses and other current assets, largely driven by timing of construction reimbursement payments received.

Investing Activities. Cash used in investing activities decreased $14.1 million in 2025 compared to 2024. The decrease in cash used in investing activities is primarily related to:

•$27.2 million in additional proceeds from sale-leaseback transactions in 2025 compared to 2024 (see Note 11); partially offset by
•$13.1 million increase in capital expenditures related to store properties purchased and subsequently sold as part of sale-leaseback transactions (see Note 11).

Financing Activities. Cash used in financing activities decreased $179.6 million in 2025 compared to 2024. The primary drivers of the decrease were:

•$165.9 million decrease in cash outflows for repurchases of common stock in 2025; and
•$10.5 million in proceeds received as of the end of fiscal year 2025 for the sale of a portion of rights to tariff relief litigation claims.

Future Liquidity

We expect our existing cash balances, internally generated cash flows and available borrowings under our ABL Facility to fulfill anticipated obligations such as capital expenditures, dividends, stock repurchases, working capital needs and scheduled debt maturities for the foreseeable future. As of January 31, 2026, we had $992.4 million of available capacity under our ABL Facility and $330.3 million of cash and cash equivalents. As discussed in Note 12, the Company previously sold a portion of its rights to potential tariff relief litigation claims and does not expect to receive refunds associated with the portion of the rights sold. Accordingly, the Company does not expect potential tariff refunds to represent a significant incremental future source of liquidity.

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

Merchandise Inventories

Description: Merchandise inventories are stated at the lower of weighted average cost and net realizable value. Merchandise inventories include the direct cost of merchandise (including tariffs), capitalized costs related to procurement, and warehousing and distribution. Merchandise inventories are reflected net of shrinkage, vendor allowances and other valuation reserves.

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

Impact of Assumptions: For inventory shrinkage, our reserves may be inaccurate if our historical physical inventory shrinkage rates, used in our assumptions, differ significantly from actual rates due to consistent misses to our accrual. However, due to the frequency with which we perform full physical inventory counts, our assumptions are regularly updated, and we regularly analyze the physical inventory results to our accruals and, where necessary, adjust our store accruals to compensate for consistent patterns identified. We have not had a history of significant differences to our reserves for vendor allowances, and the assumptions generally do not have a significant impact on reserves since they are typically short-term and contractual in nature. We book a reserve for inventory permanently marked down below the inventory’s historical cost. Additionally, for slow moving or obsolete inventory, we book reserves based on historical margins received for marked down inventory with similarly slow historical sell-through rates. A 20% decrease in assumed margins used in these reserves would not have a material impact to our financial statements. We believe our long history of operations has given us sufficient data to enable us to accurately predict these reserves.

Impairment of long-lived assets

Description: We review the carrying value of long-lived assets, including property and equipment at our stores and right-of-use assets, for indicators of impairment regularly and whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.

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

Impact of Assumptions: The assumptions used to project store impairment loss is based on projected future store income and considers variables such as historical and current trends, macroeconomic conditions, store location, and local economy and supply chain factors. Additionally, the long-term store income projections also contain a projection of future store specific costs such as store wages and advertising. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the local retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term store income, assumptions are made to develop the assumed discount rate based on company specific factors. There is significant judgment used in determining these assumptions used in the assessment of store impairment and variability in the assumptions could cause us to reach a materially different conclusion on impairment; however, we do not believe the net book value of any individual store assets are material to the Company’s operations. The Company has not recognized any long-lived asset impairment charges during 2025, 2024, or 2023.

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

Impact of Assumptions: The assumptions used to project long-term company income consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Additionally, the long-term company income projections also contain a projection of future company costs such as wages, freight and transportation, and advertising. Actual long-term company income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term company income, assumptions are made to develop the discount rate, which is based on an assumed risk-free rate, and an equity risk premium developed from general historical market data and comparable companies. The earnings multiples and control premiums used in the market approach can vary dependent on which companies and guideline transactions are selected in our comparable set. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions used in the assessment of goodwill impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2025, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary. The Company has not recorded any impairment charges related to goodwill during 2025, 2024, or 2023.

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

Impact of Assumptions: The assumptions used to project long-term company sales consider variables such as historical and current trends, macroeconomic conditions, supply chain factors, projections consistent with the Company’s operating strategy, such as the future development of e-commerce and our assumptions used on future store openings, and other variables expected to impact future sales. Actual long-term income results could vary significantly from our projections due to a variety of reasons such as changes in the retail environment or macroeconomic factors not used in our assumptions. In addition to variables considered in developing projected long-term sales, assumptions are made to develop the royalty rates and discount rates. The royalty rates are based on market data where royalty rates are applicable and the discount rates are based on an assumed risk-free rate, and an equity risk premium based on general historical market data and comparable companies. A history of declining trends in our operating results such as comparable sales, gross margin, net income and cash flow from operations could impact these assumptions and serve as indicators of future impairment. There is significant judgment used in determining these assumptions on intangible asset impairment and variability in the assumptions could cause us to reach a different conclusion on impairment. In 2025, we performed a qualitative impairment assessment and determined a quantitative assessment was not necessary. The Company has not recorded any impairment charges related to intangible assets during fiscal 2025, fiscal 2024, or fiscal 2023.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our exposure to changes in interest rates primarily results from our Term Loan and ABL Facility, as these borrowings have variable interest rates. When appropriate, we also enter into fixed interest rate debt, such as the Notes, to limit the floating interest rate exposure on our long-term debt or historically we have used derivative financial instruments to mitigate the risk from such exposure. As of January 31, 2026, we do not have any derivative financial instruments outstanding. The detrimental effect of a hypothetical 100 basis point increase in interest rates on current borrowings under the Term Loan and ABL Facility would increase our interest expense by approximately $0.9 million.

Interim Results and Seasonality

Our business is subject to seasonal fluctuations. A significant portion of our net sales and profits is driven by summer holidays, such as Memorial Day, Father’s Day and Independence Day, during the second quarter. Our net sales and profits are also impacted by the July/August back-to-school selling season during the second and third quarters, the November/December holiday selling season, and in part by the sales of cold weather sporting goods and apparel during the fourth quarter.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed hereunder are set forth on pages 64 through 97 of this Annual Report on Form 10-K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Academy Sports and Outdoors, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 17, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Houston, Texas
March 17, 2026

Item 9B. Other Information

Trading Plans

During the quarter ended January 31, 2026, no director or officer (as defined by Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. Further information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, or the Company, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is incorporated by reference to Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of January 31, 2026. The table includes the 2011 Unit Incentive Plan, the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Service-Based Stock Options	2,137,821	$28.24	(1)
Performance-Based Stock Options	119,619	16.57	(1)
Service-Based Restricted Stock Units	866,022	N/A	(1)
Performance-Based Restricted Stock Units	481,810	N/A	(1)
2020 Employee Stock Purchase Plan	—	N/A	(1)
Total	3,605,272	$27.62	(2)
(1) Of the plans listed above, only the 2020 Omnibus Incentive Plan and the 2020 Employee Stock Purchase Plan allow for future grants of securities. The maximum number of shares that may be granted under the 2020 Omnibus Incentive Plan (inclusive of unissued shares that were carried over from the 2011 Unit Incentive Plan) is approximately 4,563,991. Stock options and restricted stock units are counted on a one-for-one basis. Total shares available for future issuance under the 2020 Omnibus Incentive Plan is 3,532,476. The total shares available for issuance under the 2020 Employee Stock Purchase Plan is 1,342,080.
(2) Weighted average exercise price of outstanding options only.

Additional information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements. The consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 65 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedule. The consolidated financial statements schedule to be filed hereunder is included on page 103 of this Annual Report on Form 10-K. Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

(3)
Exhibits. The Exhibits listed in the Index to Exhibits, which appears on pages 98 to 101 and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Academy Sports and Outdoors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Academy Sports and Outdoors, Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Merchandise Inventories - Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company accounts for merchandise inventory at the lower of weighted average cost and net realizable value. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution. These costs include tariffs, payroll and benefits, distribution center occupancy costs, depreciation and freight. The total cost of merchandise inventories are recorded as a component of cost of goods sold at the time revenue is recognized.

We identified the calculation of the capitalized costs of procurement, warehouse and distribution cost as well as the direct costs of tariffs and freight included in merchandise inventory purchased by the Company as a critical audit matter. The Company calculates capitalized costs for procurement, warehouse and distribution costs based upon an estimate of inventoriable costs based upon the cost required to bring merchandise inventory to its present location and condition. The estimates in calculating the amount of procurement, warehousing and distribution costs to capitalize to inventory lead to the inherent subjectivity in management's judgment in estimating the total inventoriable costs, and high degree of auditor judgment and an increased extent of effort to test the Company's cost capitalization. The Company determines direct costs of tariffs and freight based upon actual amounts incurred. The merchandise inventory computations for tariffs and freight utilize critical inputs dependent on multiple information systems that capture and process high volume transactions. As a result of the number of inputs used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort including significant involvement of more experienced audit team members.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgment included the following, among others:
•We tested internal controls in place over capitalizing inventoriable costs of procurement, warehousing and distribution costs and management's process to evaluate the assumptions used in the process.
•We tested internal controls within the relevant business processes pertaining to tariffs and freight, including those in place to reconcile the various systems utilized to the Company’s general ledger.
•We evaluated the appropriateness and consistency of management’s methodology used in determining inventoriable costs and non-inventoriable costs in line with applicable accounting for inventory guidance and the basis for allocations.
•We selected samples from the capitalized inventoriable cost pools to vouch to source documents for accuracy.
•We evaluated the appropriateness of the amounts capitalized through our substantive analytical procedures by developing our independent expectation of the recorded amounts and comparing that with the actual balance.
•For a sample of inventory purchase transactions, we performed detail testing by agreeing the amounts of tariff and freight costs recognized to source documents and tested the mathematical accuracy of the recorded capitalized amounts.
•We evaluated the appropriateness of the costs capitalized for tariffs and freight through our substantive analytical procedures by developing our independent expectation of the recorded amounts and comparing that with the actual balance.

/s/ Deloitte & Touche LLP

Houston, Texas
March 17, 2026

We have served as the Company's auditor since 1996.

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	January 31, 2026	February 1, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330,320	$288,929
Accounts receivable - less allowance for doubtful accounts of $1,792 and $2,752, respectively	34,755	16,759
Merchandise inventories	1,503,756	1,308,840
Prepaid expenses and other current assets	82,457	95,621
Assets held for sale	2,957	—
Total current assets	1,954,245	1,710,149

PROPERTY AND EQUIPMENT, NET	584,103	525,136
RIGHT-OF-USE ASSETS	1,234,246	1,173,075
TRADE NAME	579,766	579,007
GOODWILL	861,920	861,920
OTHER NONCURRENT ASSETS	62,756	51,676
Total assets	$5,277,036	$4,900,963

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$637,854	$612,424
Accrued expenses and other current liabilities	243,908	230,323
Current lease liabilities	147,491	115,134
Current maturities of long-term debt	3,000	3,000
Total current liabilities	1,032,253	960,881

LONG-TERM DEBT, NET	480,793	482,679
LONG-TERM LEASE LIABILITIES	1,261,167	1,185,741
DEFERRED TAX LIABILITIES, NET	300,654	256,815
OTHER LONG-TERM LIABILITIES	30,792	10,812
Total liabilities	3,105,659	2,896,928

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 64,945,953 and 68,332,961 issued and outstanding as of January 31, 2026 and February 1, 2025, respectively	649	683
Additional paid-in capital	256,351	247,094
Retained earnings	1,914,377	1,756,258
Stockholders' equity	2,171,377	2,004,035
Total liabilities and stockholders' equity	$5,277,036	$4,900,963
See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
NET SALES	$6,053,414	$5,933,450	$6,159,291
COST OF GOODS SOLD	3,947,801	3,921,990	4,049,080
GROSS MARGIN	2,105,613	2,011,460	2,110,211

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,593,429	1,472,821	1,432,356
OPERATING INCOME	512,184	538,639	677,855

INTEREST EXPENSE, NET	36,214	36,873	46,051
WRITE-OFF OF DEFERRED LOAN COSTS	—	449	1,525
OTHER INCOME, NET	10,087	36,908	32,877
INCOME BEFORE INCOME TAXES	486,057	538,225	663,156

INCOME TAX EXPENSE	109,289	119,778	143,966
NET INCOME	$376,768	$418,447	$519,190

EARNINGS PER COMMON SHARE:
BASIC	$5.66	$5.87	$6.89
DILUTED	$5.54	$5.73	$6.70
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	66,612	71,343	75,389
DILUTED	68,034	73,048	77,469

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balances as of January 28, 2023	76,712	$767	$216,209	$1,411,330	$1,628,306
Net income	—	—	—	519,190	519,190
Equity compensation	—	—	24,377	—	24,377
Repurchase of common stock for retirement	(3,652)	(36)	(12,625)	(191,493)	(204,154)
Settlement of vested Restricted Stock Units	227	2	(5,538)	—	(5,536)
Issuance of common stock under employee stock purchase plan	124	1	5,483	—	5,484
Stock option exercises	939	9	14,192	—	14,201
Cash dividends declared, $0.09 per share	—	—	—	(27,218)	(27,218)
Balances as of February 3, 2024	74,350	$743	$242,098	$1,711,809	$1,954,650
Net income	—	—	—	418,447	418,447
Equity compensation	—	—	26,629	—	26,629
Repurchase of common stock for retirement	(6,544)	(65)	(25,738)	(342,535)	(368,338)
Settlement of vested Restricted Stock Units, net of shares withheld	210	2	(5,397)	—	(5,395)
Issuance of common stock under employee stock purchase plan	118	1	5,247	—	5,248
Stock option exercises, net of shares withheld	199	2	4,255	—	4,257
Cash dividends declared, $0.11 per share	—	—	—	(31,463)	(31,463)
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$2,004,035
Net income	—	—	—	376,768	376,768
Equity compensation	—	—	21,176	—	21,176
Repurchase of common stock for retirement	(3,931)	(39)	(16,753)	(183,992)	(200,784)
Settlement of vested Restricted Stock Units, net of shares withheld	236	2	(4,758)	—	(4,756)
Issuance of common stock under employee stock purchase plan	133	1	5,184	—	5,185
Stock option exercises, net of shares withheld	175	2	4,408	—	4,410
Cash dividends declared, $0.13 per share	—	—	—	(34,657)	(34,657)
Balances as of January 31, 2026	64,946	649	256,351	1,914,377	2,171,377

See Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$376,768	$418,447	$519,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,866	118,070	110,936
Non-cash lease expense	46,212	30,295	16,723
Equity compensation	21,176	26,629	24,377
Amortization of deferred loan and other costs	2,590	2,574	2,739
Deferred income taxes	43,839	2,020	(4,247)
Non-cash loss on early retirement of debt	—	—	1,525
Write-off of Deferred Loan Costs	—	449	—
Gain on disposal of property and equipment	(15,417)	(7,062)	(388)
Changes in assets and liabilities:
Accounts receivable, net	(17,995)	2,611	(2,868)
Merchandise inventories	(194,916)	(114,681)	89,358
Prepaid expenses and other current assets	26,915	(10,117)	(50,225)
Other noncurrent assets	(12,556)	(12,437)	(18,761)
Accounts payable	27,335	65,761	(142,346)
Accrued expenses and other current liabilities	17,128	11,952	(26,712)
Income taxes payable	(19,062)	(5,277)	17,640
Other long-term liabilities	9,915	(1,152)	(1,162)
Net cash provided by operating activities	434,798	528,082	535,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(212,668)	(199,589)	(207,770)
Purchases of intangible assets	(759)	(771)	(520)
Proceeds from the sale of property and equipment	41,390	14,240	2,151
Net cash used in investing activities	(172,037)	(186,120)	(206,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facilities	—	3,900	—
Reduction in Revolving Credit Facilities	—	(3,900)	—
Repayment of Term Loan	(3,000)	(3,000)	(103,000)
Debt issuance fees	—	(5,689)	—
Proceeds from exercise of stock options	4,399	4,323	16,636
Proceeds from issuance of common stock under employee stock purchase program	5,185	5,248	5,484
Taxes paid related to net share settlement of equity awards	(4,784)	(5,460)	(7,971)
Repurchase of common stock for retirement	(198,978)	(364,912)	(202,796)
Dividends paid	(34,657)	(31,463)	(27,218)
Other financing activities	10,465	—	—
Net cash used in financing activities	(221,370)	(400,953)	(318,865)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,391	(58,991)	10,775
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	288,929	347,920	337,145
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,320	$288,929	$347,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$35,086	$34,897	$45,446
Cash paid for income taxes, net	$37,821	$88,401	$132,126

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital expenditures	$10,368	$12,273	$6,687
Right-of-use assets obtained in exchange for new operating leases	$244,100	$214,747	$134,181
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
The Company is a leading full-line sporting goods and outdoor recreation retailer in the United States in terms of net sales. As of January 31, 2026, we operated 322 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website.

Fiscal Year

The Company’s fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31 each year. References herein to 2025 relate to the 52-week fiscal year ended January 31, 2026, and references herein to 2024 and 2023 relate to the 52-week fiscal year ended February 1, 2025 and the 53-week fiscal year ended February 3, 2024, respectively.

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

We purchase merchandise inventories from approximately 1,500 vendors. For 2025, 2024 and 2023, no vendor represented more than 12% of our total purchases. We typically do not enter into long-term inventory purchase commitments, and we did not have any such commitments as of January 31, 2026 or February 1, 2025.

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

Merchandise Inventories, net

Merchandise inventories are stated at the lower of weighted average cost and net realizable value. Merchandise inventories include the direct cost of merchandise and capitalized costs related to procurement, warehousing and distribution and are reflected net of shrinkage, vendor allowances and other valuation reserves. We record an inventory reserve for the estimated shrinkage between physical inventories on a by-location basis. We generally perform a full physical inventory count for each store at least once a year, throughout the year, after which our shrinkage accrual rate for each store is updated based on historical results. For vendor allowances based on contractual provisions, we develop accrual rates as determined by the agreements, which are typically linked to purchase volumes. Other non-contractual vendor allowances received are applied upon receipt. We regularly review inventories and record a valuation adjustment when necessary such as for inventory that has a carrying value in excess of the net realizable value or for slow moving or obsolete inventory.

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

	January 31, 2026	February 1, 2025
Invoices outstanding at the beginning of the year	$3,751	$7,174
Invoices added	14,641	29,190
Invoices paid	(16,164)	(32,613)
Invoices outstanding at the end of the year	$2,228	$3,751
Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost includes interest capitalized on borrowings used to finance the construction of stores and other significant capital projects while under construction. Depreciation is computed using the straight-line method over the asset’s useful life, which is generally determined by asset category as follows:

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

In the normal course of business, we may purchase or acquire land and stores to be sold to and leased from third party landlords. Assets that are not yet sold to and leased from third parties are classified as assets held for sale. As of January 31, 2026, Assets Held for Sale on the Consolidated Balance Sheets were comprised of $3.0 million of land that is expected to be sold within one year.

Capitalized Computer Software Costs

We capitalize certain costs incurred in connection with developing or obtaining computer software for internal use. Capitalized computer software costs are included in Property and Equipment on the Consolidated Balance Sheets. The amounts capitalized were $20.5 million, $29.0 million and $33.3 million in 2025, 2024 and 2023, respectively.

Implementation costs for cloud-based information systems are capitalized in Other Noncurrent Assets. Amortization of cloud-based software implementation costs is recognized in Selling, General and Administrative Expenses and Cost of Goods Sold, which is amortized over the longer of the contract term or expected benefit. The amounts capitalized were $22.5 million, $20.6 million and $23.5 million in 2025, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including store assets, for indicators of impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the use of the assets, which is generally projected based on historical results. If such assets are considered to be impaired, the impairment loss recognized is the amount by which the carrying amount of the assets exceeds its estimated fair value, which is calculated using discounted expected future cash flows. As a result of our assessment, we did not record an impairment of long-lived assets in 2025, 2024 and 2023.

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

We did not record an impairment of goodwill for 2025, 2024 or 2023.

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

We did not record an impairment of intangible assets for 2025, 2024 or 2023.

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

Nearly all of our store locations and all of our corporate office facilities, and warehouse and distribution centers are leased. We may receive reimbursement from a landlord for some or all of the cost of a construction project, which may be structured as a tenant improvement allowance or a construction allowance. Cash received from a landlord for tenant improvement allowances in store lease transactions is a reduction to the Right-of-Use Assets on the Consolidated Balance Sheets, which is amortized ratably over the remaining terms of the corresponding leases. Cash received for construction allowances is a reimbursement of certain spend incurred in the construction of the premises on behalf of the landlord, where the landlord owns the assets. In 2025 and 2024, we entered into multiple sale-leaseback transactions which qualified for sale accounting under ASC 606. Further, per ASC 842, a gain was recognized up to the fair value of the assets (see Note 11).
We account for each lease and non-lease components for our building leases as a single lease component which allows certain costs such as common area maintenance associated with these leases to be included as rent expense. Per ASC 842, costs associated with leases with contract terms of 12 months or less are recognized on a straight-line basis over the lease term with no associated balance sheet lease liability or right-of-use asset.

Net Sales

We sell merchandise under implicit contracts whereby the transaction price is the listed sales price less any discounts or coupons applied. Our typical coupons offer a discount, which is applied immediately at the time of purchase. However, under certain circumstances we may issue a coupon, or similar incentive, which may contain a material future right.

Revenue from merchandise sales is recognized, net of sales tax, when the Company’s performance obligation to the customer is met, which is when the Company transfers control of the merchandise to the customer. Store merchandise sales are recognized at the point of sale. For e-commerce sales, significant judgment is applied in determining when the transfer of control occurs, which we believe occurs upon customer receipt, and accordingly online merchandise sales are recognized upon delivery of the merchandise to the customer. The Company does not extend a material amount of credit. The sales return allowance, which is our provision for anticipated merchandise returns, is provided through a reduction of sales and cost of goods sold on a gross basis in the period that the related sales are recorded. The sales return allowance and related liability are included in Merchandise Inventories and in Accrued Expenses and Other Current Liabilities, respectively, in our Consolidated Balance Sheets. Merchandise returns are estimated based on historical experience.

Cost of Goods Sold

Cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of tariffs, payroll and benefits, distribution center occupancy costs, depreciation and freight.

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

Selling, general, and administrative expenses on the Consolidated Statements of Income include gains of approximately $15.4 million in 2025 and $7.1 million in 2024 related to multiple sale-leaseback transactions which qualified for sale accounting under ASC 606 (see Note 11).

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses, net of specific vendor allowances, were $169.8 million, $155.7 million and $153.7 million in 2025, 2024 and 2023, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, are expensed as incurred. The following table summarizes our pre-opening expense activity for the periods presented:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Number of new stores opened	24	16	14
Pre-opening expenses (in millions)	$14.6	$13.9	$8.3

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
The following table summarizes our share repurchases for the periods presented:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Shares Repurchased	3,930,672	6,544,337	3,651,231
Aggregate amount paid (amounts in millions) (1)	$200.8	$368.3	$204.2

(1) Includes excise tax fees of $1.8 million, $3.4 million, and $1.4 million in 2025, 2024 and 2023, respectively.
The Company allocates the excess of the repurchase price over the par value of shares acquired to Retained Earnings and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date. As of January 31, 2026, we had $436.6 million available for share repurchases pursuant to the 2024 Share Repurchase Program.

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

Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2024 and 2023 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.

Other Income

During the fourth quarter of 2023, the Company settled a legal matter with credit card companies pertaining to the overcharge of credit card interchange fees for prior periods dating back to 2004. In connection with this settlement, we recognized a net gain of approximately $15.9 million in Other Income, Net on the Consolidated Statements of Income.

During the fourth quarter of 2024, the Company settled a legal matter with a non-trade vendor. In connection with this settlement, we recognized a net gain of approximately $15.0 million in Other Income, Net on the Consolidated Statements of Income.

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

Recent Accounting Pronouncements

U.S. Income Tax Regulations
On July 4, 2025, an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full deductibility of qualified capital expenditures, full deductibility of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the fiscal year ending January 31, 2026, the Company recognized a material decrease to the current tax expense and corresponding increase to deferred tax expense that results in no net impact to the effective tax rate.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement is intended to enhance the transparency and decision usefulness of income tax disclosures and establishes new income tax disclosure requirements, including requiring disaggregation of a reporting entity’s effective tax rate reconciliation and disaggregation of the income taxes paid based on the applicable tax jurisdiction. The new guidance is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 retrospectively, effective January 31, 2026 (see Note 10). The adoption of this standard did not have a material impact on the Company’s consolidated financial statement disclosures.
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

Accounting Guidance Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarification of current interim disclosure requirements. The new guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and should be applied either prospectively or retrospectively to periods presented. The Company is evaluating the impact of adopting ASU 2025-11 on its condensed consolidated financial statements.

3.Net Sales

The following table sets forth the approximate amount of sales (all of which are based in the U.S.) by merchandise divisions for the periods presented (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Merchandise division sales (1)
Outdoors	$1,831,038	$1,809,653	$1,807,664
Sports and recreation	1,339,608	1,293,135	1,376,777
Apparel	1,645,642	1,606,333	1,705,791
Footwear	1,201,545	1,187,606	1,235,644
Total merchandise sales (2)	6,017,833	5,896,727	6,125,876
Other sales (3)	35,581	36,723	33,415
Net sales	$6,053,414	$5,933,450	$6,159,291
(1)Certain products and categories were recategorized in the current fiscal year amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions for 2024 and 2023 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2)E-commerce sales represented 11.7%, 10.5% and 10.7% of merchandise sales for 2025, 2024 and 2023, respectively.
(3)Other sales consists primarily of gift card breakage income, credit card bounties and royalties, shipping income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in Accrued Expenses and Other Current Liabilities on our Consolidated Balance Sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as “breakage”.

The following is a reconciliation of the gift card liability (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Gift card liability, beginning balance	$96,469	$94,155	$90,650
Issued	142,708	133,445	134,741
Redeemed	(131,599)	(122,784)	(124,370)
Recognized as breakage income	(8,020)	(8,347)	(6,866)
Gift card liability, ending balance	$99,558	$96,469	$94,155

4.Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	January 31, 2026	February 1, 2025
ABL Facility, due March 2029	$—	$—
Term Loan, due November 2027	85,750	88,750
Notes, due November 2027	400,000	400,000
Total debt	485,750	488,750
Less current maturities	(3,000)	(3,000)
Less unamortized discount on Term Loan	(227)	(361)
Less deferred loan costs (1)	(1,730)	(2,710)
Long-term debt, net	$480,793	$482,679
(1) Deferred loan costs are related to the Term Loan and Notes.

As of January 31, 2026 and February 1, 2025, the balance in deferred loan costs related to the ABL Facility (as defined below) was approximately $4.6 million and $6.1 million, respectively, and was included in Other Noncurrent Assets on our Consolidated Balance Sheets. Total amortization of deferred loan costs was $2.5 million, $2.4 million and $2.4 million in 2025, 2024 and 2023, respectively. Total expenses related to accretion of original issuance discount were $0.1 million, $0.2 million and $0.3 million in 2025, 2024 and 2023, respectively. The expenses related to amortization of deferred loan costs and accretion of original issuance discount are included in Interest Expense, Net on the Consolidated Statements of Income.
ABL Facility

We refer to the 2020 ABL Facility and the amendments thereto collectively as the “ABL Facility”.
On November 6, 2020, Academy, Ltd., as borrower, and the Guarantors, as guarantors, amended the previously existing secured asset-based revolving credit facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JPMorgan Chase Bank, N.A. as the administrative agent and collateral agent, letter of credit issuer and swingline lender (the “ABL Agent”) and the several lenders party thereto, which ABL amendment (the “2020 ABL Facility”), among other things, extended the maturity of Academy, Ltd.’s asset-based revolving credit facility thereunder to November 6, 2025. In connection with the 2020 ABL Facility, the Company capitalized related professional fees of $3.1 million as deferred loan costs.
On March 30, 2023, Academy, Ltd., as borrower, and the guarantors, amended the 2020 ABL Facility by entering into an amendment to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, with JP Morgan Chase Bank, N.A. as the ABL Agent and the several lenders party thereto, which ABL amendment updated its benchmark base interest rate from LIBOR to Adjusted Term SOFR.
The ABL Facility is used to provide financing for working capital and other general corporate purposes, as well as to support certain letters of credit requirements, and availability is subject to customary borrowing base and availability provisions. During the normal course of business, we periodically utilize letters of credit primarily in support of insurance contracts and occasionally for the purchase of import goods. As of January 31, 2026, we had outstanding letters of credit of approximately $7.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding under the ABL Facility, leaving the available borrowing capacity under the ABL Facility of $992.4 million.

Borrowings under the ABL Facility bear interest, at our election, at either of (1) Adjusted Term SOFR plus a margin of 1.25% to 1.75%, or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.'s “prime rate”, or (c) the one-month Adjusted Term SOFR rate plus 1.00%, plus a margin of 0.25% to 0.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of January 31, 2026, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.

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
On May 17, 2023, Academy, Ltd. entered into a Conforming Changes Amendment (the “2023 Amendment”) to the Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several lenders party thereto and the several other parties named therein, which updated the Term Loan benchmark base interest rate from LIBOR to Adjusted Term SOFR (as defined in the Conforming Changes Amendment to the Second Amended and Restated Credit Agreement). The transition of our Term Loan to Adjusted Term SOFR became effective on August 1, 2023. Borrowings under the Term Loan bear interest, at our election, at either (1) Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75% or (2) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the U.S. “prime rate” announced by the administrative agent, or (c) the one-month Adjusted Term SOFR with a floor of 0.75% rate, plus a margin of 3.75%. As of January 31, 2026, the weighted average interest rate was 7.72%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. The terms and conditions of the Term Loan also require that the outstanding balance under the Term Loan is prepaid under certain circumstances.
On February 1, 2024, the Company utilized cash on hand to voluntarily prepay $100.0 million of outstanding borrowings under the Term Loan. In connection with this principal payment, the Company recognized a non-cash loss on early retirement of debt of $1.5 million in 2023 from the write-off of deferred loan costs related to the original issuance discount associated with the Term Loan.
The Amended Credit Agreement contains customary events of default such as failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other material indebtedness, a bankruptcy or similar proceeding, rendering of certain monetary judgments, invalidity of collateral documents and changes of control. As of January 31, 2026, no prepayment was due under the terms and conditions of the Term Loan.

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

Covenants. The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of January 31, 2026.

As of January 31, 2026, scheduled principal payments on our debt are as follows (amounts in thousands):

Fiscal Year
2026	$3,000
2027	482,750
2028	—
2029	—
2030	—
Total	$485,750

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

Other Financial Instruments

Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. We held investments in money market funds of $277.7 million and $256.9 million as of January 31, 2026 and February 1, 2025, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of January 31, 2026 and February 1, 2025, the estimated fair value of the Term Loan and Notes was $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6.Property and Equipment

Property and equipment consists of the following (amounts in thousands) as of:

	January 31, 2026	February 1, 2025
Leasehold improvements	$777,207	$663,869
Equipment and software	782,547	733,939
Furniture and fixtures	473,990	431,577
Construction in progress	29,758	54,236
Building and land	11,964	16,010
Total property and equipment	2,075,466	1,899,631
Accumulated depreciation and amortization	(1,491,363)	(1,374,495)
Property and equipment, net	$584,103	$525,136

Depreciation expense was $122.9 million, $118.1 million and $110.9 million in 2025, 2024 and 2023, respectively.

As of January 31, 2026, Assets Held for Sale on the Consolidated Balance Sheets were comprised of $3.0 million of land that is expected to be sold within one year.

7.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	January 31, 2026	February 1, 2025
Accrued interest	$7,803	$7,634
Accrued personnel costs	55,922	46,178
Accrued professional fees	2,783	13,466
Accrued sales and use tax	14,306	4,772
Accrued self-insurance	17,539	15,205
Deferred revenue - gift cards and other	102,200	98,641
Income taxes payable	779	6,090
Property taxes	19,123	16,833
Sales return allowance	4,400	4,400
Other	19,053	17,104
Accrued expenses and other current liabilities	$243,908	$230,323

8.Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of January 31, 2026, there were 3,532,476 shares that were authorized and available for grant under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of January 31, 2026, there were 1,342,080 shares authorized and available for future issuance under the ESPP.
The following table provides total stock-based compensation recognized in the Consolidated Statements of Income (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Equity compensation expense (1)	$21,176	$26,629	$24,377
Total related tax benefit	$4,503	$5,822	$5,245
(1) These costs are included within SG&A expenses in the Consolidated Statements of Income.

As of January 31, 2026, unrecognized compensation cost related to non-vested share-based compensation awards of $27.2 million is expected to be recognized over a weighted average life of approximately 2 years. The grant date fair value of Restricted Units and Restricted Stock Units vested was $17.9 million, $13.9 million and $11.7 million for 2025, 2024 and 2023, respectively.

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
Service Option Fair Value Assumptions
The fair value for Service Options granted was estimated using a Black-Scholes option-pricing model. The expected lives of the Service Options granted were based on the “SEC simplified” method. Expected price volatility was determined based on our own volatility and the implied volatilities of comparable companies over a historical period that matches the expected life of the Service Options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. In 2023, the dividend yield was based on the most recent annualized quarterly dividend and the valuation date closing stock price. The assumptions used to calculate the fair value of Service Options granted are evaluated and modified, as necessary, to reflect current market conditions and experience.

The following table presents the assumptions and grant date fair values for Service Options granted in 2023 (the Company did not grant any Service Options in 2024 or 2025):

Fiscal Year Ended
February 3, 2024
Expected life in years	6.0
Expected volatility	46% to 51%
Weighted-average volatility	47.8%
Risk-free interest rate	3.7% to 4.4%
Dividend yield	0.6%
Weighted-average grant date fair value - Service Options	$27.60
Option Activity
Option activity is as follows:

Service Options
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2023	3,570,694	$24.27	7.3	$112,050
Granted	262,640	58.13
Canceled	(694)	13.00
Forfeited	(228,160)	39.14
Exercised	(988,682)	20.00		$36,277
Outstanding as of February 3, 2024	2,615,798	$27.99	6.7	$95,479
Granted	—	—
Canceled	—	—
Forfeited	(52,211)	33.29
Exercised	(201,479)	22.27		$7,846
Outstanding as of February 1, 2025	2,362,108	$28.36	5.8	$57,965
Granted	—	—
Canceled	(10,505)	53.20
Forfeited	(38,431)	41.46
Exercised	(175,351)	25.43		$4,143
Outstanding as of January 31, 2026 (1)	2,137,821	$28.24	4.8	$58,149
Exercisable as of January 31, 2026	2,001,700	$26.90	4.7	$56,880
(1) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.

Performance Unit Options
	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2023	218,477	$16.59	5.5	$8,534
Granted	—	—
Canceled	—	—
Forfeited	—	—
Exercised	(95,915)	16.63		$3,656
Outstanding as of February 3, 2024	122,562	$16.55	5.0	$5,874
Granted	—	—
Canceled	—	—
Forfeited	—	—
Exercised	(2,323)	16.70		$104
Outstanding as of February 1, 2025	120,239	$16.55	4.1	$4,300
Granted	—	—
Canceled	—	—
Forfeited	—	—
Exercised	(620)	13.86		$22
Outstanding as of January 31, 2026 (1)	119,619	$16.57	3.1	$4,599
Exercisable as of January 31, 2026	119,619	$16.57	3.1	$4,599
(1) The Company has elected to recognize forfeitures as they occur. Therefore, the number of awards vested and expected to vest is equal to the awards outstanding.
The total income tax benefit recognized from the exercise of stock options was $0.5 million, $1.3 million and $3.9 million for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

Restricted Unit Activity

Restricted Unit activity is as follows:

	Service Restricted Units		Performance Restricted Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested as of January 28, 2023	437,108	$39.11	298,929	$32.55
Granted	393,131	60.37	250,384	57.91
Vested	(173,225)	39.48	(149,190)	32.82
Forfeited	(92,151)	51.32	(88,301)	47.94
Non-vested as of February 3, 2024	564,863	$51.80	311,822	$48.85
Granted	435,520	62.86	129,041	65.48
Vested	(246,171)	49.79	(47,180)	33.78
Forfeited	(77,703)	58.73	(9,521)	34.87
Non-vested as of February 1, 2025	676,509	$58.85	384,162	$56.63
Granted	571,629	49.13	165,055	49.98
Vested	(300,557)	55.87	(35,695)	31.91
Forfeited	(81,559)	56.13	(31,712)	61.31
Non-vested as of January 31, 2026	866,022	$53.73	481,810	$55.88

Vesting
The Company's outstanding and unvested Service Options typically vest ratably over a three or four-year period, on each anniversary of their grant date.
The Company’s outstanding and unvested Service Restricted Units generally vest ratably over a three or four-year period on each anniversary of their grant date. In more limited grants, Service Restricted Units vest 100% on the first anniversary of the grant date, or, if earlier, the business day immediately preceding the following annual meeting of stockholders.
The Company’s outstanding and unvested Performance Restricted Units typically vest either (i) if granted during 2023, 2024 or 2025, on the third anniversary of the Performance Restricted Unit's performance period if the Company achieves the performance metrics for the performance period, or (ii) if granted prior to 2023, annually each year on the vesting commencement date, so long as the Company achieved (a) the performance metric for the performance period or (b) achieves a stated target share price.
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
Basic and dilutive weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands except per share amounts):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net income	$376,768	$418,447	$519,190

Weighted average common shares outstanding - basic	66,612	71,343	75,389
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	318	316	327
Dilutive effect of Performance Restricted Stock Units	27	85	165
Dilutive effect of Service Options	945	1,153	1,439
Dilutive effect of Performance Unit Options	79	86	112
Dilutive effect of ESPP Shares	53	65	37
Weighted average common shares outstanding - diluted	68,034	73,048	77,469

Earnings per common share - basic	$5.66	$5.87	$6.89
Earnings per common share - diluted	$5.54	$5.73	$6.70

Anti-dilutive stock-based awards excluded from diluted calculation	210	126	128

10.Income Taxes
The income tax provision consists of the following (amounts in thousands):

		Fiscal Year Ended
		January 31, 2026	February 1, 2025	February 3, 2024
	Current expense:
	Federal	$10,680	$62,162	$125,325
	State	9,369	19,717	22,869
	Foreign	431	64	19
	Total current expense (a)	20,480	81,943	148,213

	Deferred expense (benefit):
	Federal	83,590	36,750	(3,395)
	State	5,219	1,085	(817)
	Foreign	—	—	(35)
	Total deferred expense (benefit) (a)	88,809	37,835	(4,247)
	Income tax expense	$109,289	$119,778	$143,966
(a)
The Company purchased $47.7 million of energy credits under the Inflation Reduction Act related to the tax year ending January 31, 2026 for a total purchase price of $44.1 million, resulting in a net tax benefit of $3.6 million during fiscal year 2025. During fiscal year 2024, the Company purchased $38.1 million of energy credits under the Inflation Reduction Act related to tax years ending February 3, 2024 and February 1, 2025 for a total purchase price of $35.8 million, resulting in a net tax benefit of $2.3 million.

Income before income taxes includes the following components (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
United States	$483,419	$537,444	$662,980
Non-U.S.	2,638	781	176
Total income before income taxes	$486,057	$538,225	$663,156

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows (dollar amounts in thousands):

	Fiscal Year Ended
	January 31, 2026		February 1, 2025		February 3, 2024
U.S. federal statutory tax rate	$102,072	21.0%	$113,027	21.0%	$139,263	21.0%
State and local income taxes, net of federal income tax rate (a)	11,683	2.4	16,936	3.1	17,511	2.5
Foreign tax effects
Other	735	0.1	1,751	0.3	(17)	—
Effect of cross border tax laws	(4,100)	(0.8)	(233)	—	—	—
Tax credits
Research and development tax credits	(2,025)	(0.4)	(3,958)	(0.7)	(2,543)	(0.4)
Other	(4,764)	(1.0)	(3,218)	(0.6)	(739)	(0.1)
Nontaxable or nondeductible items
Share-based payment awards	353	0.1	(1,946)	(0.4)	(7,697)	(1.1)
Other	5,335	1.1	(2,581)	(0.4)	(1,812)	(0.2)
Effective income tax rate	$109,289	22.5%	$119,778	22.3%	$143,966	21.7%
(a) State taxes in Texas, Louisiana, Georgia, and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

Components of deferred tax assets and liabilities consist of the following (amounts in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Accounts receivable	$417	$643
Accrued liabilities and reserves	24,666	19,824
Lease liabilities	327,724	—
Equity compensation	8,350	9,934
Other	2,146	1,389
Total deferred tax assets	363,303	31,790

Deferred tax liabilities:
Inventory	(6,068)	(21,199)
Prepaid items	(17,318)	(15,551)
Property and equipment	(49,865)	(2,048)
Right-of-use assets	(287,144)	—
Intangible assets	(303,615)	(249,804)
Other	53	(3)
Total deferred tax liabilities	(663,957)	(288,605)
Net deferred tax liability	$(300,654)	$(256,815)
Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. As of January 31, 2026, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 31, 2026, we had no unrecognized tax benefits and we do not anticipate that unrecognized tax benefits will significantly increase or decrease over the next twelve months. The Company files a consolidated federal income tax return and files tax returns in various state and local jurisdictions. The statute of limitations is open for federal and state tax audits for the tax fiscal years 2023 through 2025, and 2022 through 2025, respectively.
On July 4, 2025, an Act to provide for reconciliation pursuant to title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full deductibility of qualified capital expenditures, full deductibility of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. For the fiscal year ending January 31, 2026, the Company recognized a material decrease to the current tax expense and corresponding increase to deferred tax expense that results in no net impact to the effective tax rate.
Cash paid for income taxes, net of refunds, consists of the following (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
U.S. federal	$21,633	$69,000	$110,328
U.S. state and local:
Texas	3,928	3,775	3,838
Tennessee	3,143	2,315	2,131
Other	9,099	13,300	15,820
Total U.S. state and local	$16,170	$19,390	$21,789
Non-U.S.	18	11	9
Total cash paid for income taxes (net of refunds)	$37,821	$88,401	$132,126

11.Leases

With the exception of one retail store which we own, we lease all of our retail stores, distribution centers and corporate offices. Our leases primarily relate to building leases, which generally include options to renew at our sole discretion for five years or more. We regularly extend options for our building leases, which constitutes a lease modification and such events require a re-measurement of the lease liability at current discount rates. The useful life of leasehold improvement assets are limited by the expected lease term. Additionally, we have certain agreements for equipment rentals, which are typically 12 months or less in duration. As of January 31, 2026, all of our leases are classified as operating leases. In addition, in certain situations, we may sublease real estate to third parties. Historically, our sublease portfolio consists mainly of former store locations for which we are still under lease and existing store leases in which we have excess or unused space.

During 2024, we closed on a sale-leaseback agreement involving a store property. During 2025, we closed on sale-leaseback agreements involving four store properties, three of which were previously classified as assets held for sale on the Consolidated Balance Sheet as of the third quarter of 2025. We determined that the transactions met the accounting criteria for sale-leaseback treatment and we recognized net gains of approximately $7.1 million and $15.4 million in SG&A expenses on the Consolidated Statements of Income for 2024 and 2025, respectively.
The components of lease expense and sublease income included in SG&A expenses and Cost of Goods Sold on our Consolidated Statements of Income is as follows (amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease expense	$239,853	$222,709	$214,672
Short-term lease expense	—	—	—
Variable lease expense	12,555	10,472	10,405
Sublease income	(557)	(498)	(463)
Net lease expense	$251,851	$232,683	$224,614

Information about our operating leases is as follows (dollar amounts in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$244,100	$214,747	$134,181
Cash paid for amounts included in the measurement of operating lease liabilities	$244,974	$224,942	$213,860

		January 31, 2026	February 1, 2025
Weighted-average remaining lease term in years		9.8	9.6
Weighted-average incremental borrowing rate		8.3%	8.6%

As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate, which is based on the market lending rates for companies with comparable credit ratings, to determine the present value of lease payments on lease commencement or remeasurement.

The remaining maturities of lease liabilities by fiscal year as of January 31, 2026 are as follows (amounts in thousands):

2026	$255,492
2027	246,058
2028	228,670
2029	211,970
2030	193,471
After 2030	914,873
Total lease payments (1)	2,050,534
Less: Interest	(641,876)
Present value of lease liabilities	$1,408,658
(1) Minimum lease payments have not been reduced by sublease rentals of $1.4 million due in the future under non-cancelable subleases. The Company has entered into operating leases related to future store locations for which we have not yet taken possession of the location. As of January 31, 2026, the future minimum lease payments on these leases approximated $317.0 million.

12.Commitments and Contingencies

Technology Related Commitments and Other
As of January 31, 2026, we have obligations under technology-related, construction and other contractual commitments in the amount of $183.3 million. Of such commitments, approximately $72.5 million is payable in the next 12 months.

Other Contingencies
During 2025, the Company entered into an agreement to sell a portion of the rights to potential tariff relief litigation claims, which was determined to be accounted for under ASC 470. As of January 31, 2026, the $10.5 million proceeds from the sale are recorded within Other Long-term Liabilities on the Consolidated Balance Sheets and are presented as Other Financing Activities on the Consolidated Statements of Cash Flows. Subsequent to January 31, 2026, the Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. The ultimate availability, timing, and amount of any potential refunds of such tariffs, or releasing the $10.5 million of proceeds mentioned above from the Consolidated Balance Sheet, remain highly uncertain and are subject to further legal, regulatory, and administrative developments. To the extent any tariff refunds are ultimately realized, the Company does not expect to receive refunds associated with the portion of rights sold.

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

Legal Proceedings
We are a defendant or co-defendant in lawsuits, claims and demands brought by various parties relating to matters normally incident to our business. No individual case, or group of cases against us, presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which we conduct our business or on our consolidated results of operations, financial position or liquidity. The majority of these cases are alleging negligence, and product, premises, employment and/or commercial liability. Reserves have been established that we believe to be adequate based on our current evaluations and experience in these types of claim situations; however, the ultimate outcome of these cases cannot be determined at this time. We believe, taking into consideration our indemnities, defenses, insurance and reserves, the ultimate resolution of these matters will not have a material impact on our financial position, results of operations or cash flows. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business.

13.Employee Benefit Plans

401(k) Plan

We sponsor a safe harbor defined contribution 401(k) profit sharing plan (the “401(k) Plan”) for our eligible employees. The 401(k) Plan includes an eligible employee compensation deferral feature and Company matching contributions. Eligible employees are permitted to contribute up to 75% of their eligible compensation on a pretax basis to the 401(k) Plan, subject to Internal Revenue Service limitations. We match 100% of the money contributed by eligible plan participants to the 401(k) Plan each pay period, on a dollar-for-dollar basis, up to 6% of a plan participant’s eligible compensation during such pay period. The 401(k) Plan may be amended or terminated at our discretion. Employer contributions related to the 401(k) Plan totaled $16.9 million, $15.7 million and $15.5 million in 2025, 2024 and 2023, respectively.

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

15.Subsequent Events

Our management evaluated events or transactions that occurred after January 31, 2026 through March 17, 2026, the issuance date of the consolidated financial statements, and identified the following matter to report:

On March 5, 2026, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company's common stock, payable on April 10, 2026 to stockholders of record as of the close of business on March 20, 2026.

Subsequent to January 31, 2026, the U.S. Supreme Court issued a decision related to certain tariffs that were previously subject to legal challenge. See Note 12 for further discussion.

Item 16. Form 10–K Summary

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2025).
4.1	Indenture, dated as of November 6, 2020, by and among Academy, Ltd., as issuer, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
4.2*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1	Second Amended and Restated Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.2	Amendment No. 4, dated May 25, 2021, to the Second Amended and Restated Credit Agreement among Academy, Ltd., as Borrower, Credit Suisse AG, Cayman Islands Branch, as the administrative agent and collateral agent, the several lenders party thereto and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021).
10.3	Conforming Changes Amendment to the Credit Agreement, dated May 17, 2023, which amends that certain Second Amended and Restated Credit Agreement, dated November 6, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and Credit Suisse AG, Cayman Island Branch, as the Administrative Agent and the Collateral Agent and the several other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.4	Amended and Restated Term Loan Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.5	Amended and Restated Term Loan Pledge Agreement, dated as of July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and Morgan Stanley Senior Funding, Inc., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.6	ABL Intercreditor Agreement, dated July 2, 2015, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the Term Loan Secured Parties referred to therein, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, and each of the subsidiaries of the Borrower listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.7	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the Additional Debt Secured Parties referred to therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.8	Joinder to ABL Intercreditor Agreement, dated November 6, 2020, among JPMorgan Chase Bank, N.A., as agent for the ABL Secured Parties referred to therein, and Credit Suisse AG, Cayman Islands Branch, as agent for the Term Loan Secured Parties referred to therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).

Exhibit Number	Description of Exhibit
10.9	First Lien Intercreditor Agreement, dated November 6, 2020, among Credit Suisse AG, Cayman Islands Branch, as First Lien Collateral Agent and Authorized Representative for the Credit Agreement Secured Parties referred to therein, The Bank of New York Mellon Trust (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.10	Amended and Restated ABL Security Agreement, dated as of July 2, 2015, among Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.11	Amended and Restated ABL Pledge Agreement, dated July 2, 2015, among New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, Academy, Ltd., as Borrower, each of the subsidiaries listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as collateral agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.12	First Amended and Restated ABL Credit Agreement, dated July 2, 2015, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.13	Amendment No. 1 to First Amended and Restated ABL Credit Agreement, dated as of May 22, 2018, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors L.L.C. and Academy Managing Co., L.L.C, as Texas Intermediate Holdcos, each of the Guarantors party thereto, each of the lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.14	Amendment No. 2 to First Amended and Restated ABL Credit Agreement, dated as of November 6, 2020, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the letter of credit issuer, administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2020).
10.15	Amendment No. 3, dated March 30, 2023, to First Amended and Restated ABL Credit Agreement, among Academy, Ltd., as Borrower, New Academy Holding Company, LLC, as Holdings, Associated Investors, L.L.C. and Academy Managing Co., L.L.C., as Texas Intermediate Holdcos, the lending institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, the Collateral Agent, the Letter of Credit Issuer and the Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023)
10.16	Amendment No. 4, dated March 8, 2024, to the First Amended and Restated ABL Credit agreement, dated as of July 2, 2015, among Academy, Ltd., as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., and Academy Managing Co., L.L.C., as guarantors, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as the letter of credit issuer, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 8, 2024).
10.17	Notes Security Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.18	Notes Pledge Agreement, dated as of November 6, 2020, among Academy, Ltd., as Issuer, each of the guarantors listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the Secured Parties referred to therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on January 25, 2021).
10.19†	Form of Non-Employee Director Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 7, 2022).
10.20†	Form of 2025 Executive Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 10, 2025).

Exhibit Number	Description of Exhibit
10.21†	Form of 2025 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 10, 2025).
10.22†	Form of 2025 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 10, 2025).
10.23†	Form of 2022 CEO Time-Based Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.24†	Form of Q2 2023 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.25†	Form of Q2 2023 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2023).
10.26†	Form of 2023 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023).
10.27†	Form of 2023 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2023).
10.28†	Form of 2022 Executive Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.29†	Form of 2022 Executive Time-Based Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on June 7, 2022).
10.30†	2020 Omnibus Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2023).
10.31†	Form of Time-Based Option Agreement under 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.32†	2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.33†	Form of 2020 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.34†	Form of 2020 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.35†	Form of 2019 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.36†	Form of 2019 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.37†	Form of 2018 CEO Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.38†	Form of 2018 Non Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on April 7, 2021).
10.39†	Form of 2016 Executive Option Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.40†	Form of Independent Non-Employee Director Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.41†	Form of 2018 Executive Restricted Unit Agreement under 2011 Unit Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.42†	Steven (Steve) P. Lawrence Amended and Restated Employment Agreement, dated April 26, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2023).

Exhibit Number	Description of Exhibit
10.43†	Samuel (Sam) J. Johnson Amended and Restated Employment Agreement, dated October 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2023).
10.44†	Earl Carlton (Carl) Ford, IV Employment Agreement, dated July 6, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2023).
10.45†	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.46†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on September 23, 2020).
10.47†	Non-Employee Director Compensation Policy, effective June 5, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on September 2, 2025).
10.48†	Matt McCabe Amended and Restated Employment Agreement, dated June 25, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on June 11, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 20, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP (with respect to the financial statements of Academy Sports and Outdoors, Inc.).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on March 21, 2024).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 has been formatted in Inline XBRL.
*	Filed herewith
**	This certification accompanies each report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 17, 2026 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/	STEVEN LAWRENCE	Chief Executive Officer and Director	March 17, 2026
	Steven Lawrence	(principal executive officer)

/s/	EARL CARLTON FORD, IV	Executive Vice President and Chief Financial Officer	March 17, 2026
	Earl Carlton Ford, IV	(principal financial officer and principal accounting officer)

/s/	KEN C. HICKS	Chairman of the Board	March 17, 2026
Ken C. Hicks

/s/	WENDY A. BECK	Director	March 17, 2026
Wendy A. Beck

/s/	MICHAEL P. DASTUGUE	Director	March 17, 2026
Michael P. Dastugue

/s/	SHANNON HENNESSY	Director	March 17, 2026
Shannon Hennessy

/s/	CLAY M. JOHNSON	Director	March 17, 2026
Clay M. Johnson

/s/	BRIAN T. MARLEY	Director	March 17, 2026
Brian T. Marley

/s/	TOM M. NEALON	Director	March 17, 2026
Tom M. Nealon

/s/	THERESA E. PALERMO	Director	March 17, 2026
Theresa E. Palermo

/s/	MONIQUE PICOU	Director	March 17, 2026
Monique Picou

/s/	BERYL B. RAFF	Director	March 17, 2026
Beryl B. Raff

/s/	JEFF C. TWEEDY	Director	March 17, 2026
Jeff C. Tweedy

ACADEMY SPORTS AND OUTDOORS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
January 31, 2026:
Allowance for doubtful accounts	$2,752	1,069		(2,029)	(1)	$1,792
Sales return allowance	4,400	4,300	(2)	(4,300)	(2)	4,400
Inventory shrink adjustments	18,937	89,360		(100,576)	(3)	7,721
Self-insurance reserves	25,232	91,124		(87,131)	(4)	29,225

February 1, 2025:
Allowance for doubtful accounts	$2,217	$1,936		$(1,401)	(1)	$2,752
Sales return allowance	6,400	10,500	(2)	(12,500)	(2)	4,400
Inventory shrink adjustments	11,822	82,233		(75,118)	(3)	18,937
Self-insurance reserves	25,010	74,941		(74,719)	(4)	25,232

February 3, 2024:
Allowance for doubtful accounts	$2,004	1,107		(894)	(1)	$2,217
Sales return allowance	6,100	11,200	(2)	(10,900)	(2)	6,400
Inventory shrink adjustments	4,960	99,444		(92,582)	(3)	11,822
Self-insurance reserves	30,170	70,509		(75,669)	(4)	25,010
(1) Represents write-offs to the reserve.
(2) Represents the monthly increase (decrease) in the required reserve based on the Company's evaluation of anticipated merchandise returns.
(3) Represents the actual inventory shrinkage experienced at stores.
(4) Represents claim payments for self-insured claims.