Form 10-Q
period 2026-05-02
Academy Sports & Outdoors, Inc.
filed 2026-06-10
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2026
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

As of June 3, 2026, Academy Sports and Outdoors, Inc. had 62,018,371 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337,810	$330,320	$285,104
Accounts receivable - less allowance for doubtful accounts of $1,209, $1,792 and $2,584, respectively	17,671	34,755	16,869
Merchandise inventories, net	1,654,429	1,503,756	1,560,035
Prepaid expenses and other current assets	93,249	82,457	59,757
Assets held for sale	2,957	2,957	—
Total current assets	2,106,116	1,954,245	1,921,765

PROPERTY AND EQUIPMENT, NET	602,768	584,103	551,184
RIGHT-OF-USE ASSETS	1,290,110	1,234,246	1,210,516
TRADE NAME	579,860	579,766	579,165
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	62,826	62,756	55,873
Total assets	$5,503,600	$5,277,036	$5,180,423

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$826,338	$637,854	$849,554
Accrued expenses and other current liabilities	274,857	243,908	272,362
Current lease liabilities	152,001	147,491	137,979
Current maturities of long-term debt	3,000	3,000	3,000
Total current liabilities	1,256,196	1,032,253	1,262,895

LONG-TERM DEBT, NET	480,320	480,793	482,209
LONG-TERM LEASE LIABILITIES	1,315,590	1,261,167	1,210,095
DEFERRED TAX LIABILITIES, NET	299,309	300,654	255,912
OTHER LONG-TERM LIABILITIES	31,219	30,792	22,080
Total liabilities	3,382,634	3,105,659	3,233,191

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 63,507,116; 64,945,953 and 66,466,377 issued and outstanding as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.	635	649	662
Additional paid-in capital	254,512	256,351	244,388
Retained earnings	1,865,819	1,914,377	1,702,182
Stockholders' equity	2,120,966	2,171,377	1,947,232
Total liabilities and stockholders' equity	$5,503,600	$5,277,036	$5,180,423

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
NET SALES	$1,442,003	$1,351,409
COST OF GOODS SOLD	962,655	892,540
GROSS MARGIN	479,348	458,869

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	404,693	389,604
OPERATING INCOME	74,655	69,265

INTEREST EXPENSE, NET	8,988	9,044
OTHER INCOME, NET	3,222	2,807
INCOME BEFORE INCOME TAXES	68,889	63,028

INCOME TAX EXPENSE	16,186	16,944
NET INCOME	$52,703	$46,084

EARNINGS PER COMMON SHARE:
BASIC	$0.82	$0.69
DILUTED	$0.80	$0.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	64,432	67,122
DILUTED	65,945	68,170

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 31, 2026	64,946	$649	$256,351	$1,914,377	$2,171,377
Net income	—	—	—	52,703	52,703
Equity compensation	—	—	11,100	—	11,100
Repurchase of common stock for retirement	(1,703)	(16)	(7,626)	(91,615)	(99,257)
Settlement of vested Restricted Stock Units, net of shares withheld	221	2	(6,028)	—	(6,026)
Stock option exercises, net of shares withheld	43	—	715	—	715
Cash dividends declared, $0.15 per share	—	—	—	(9,646)	(9,646)
Balances as of May 2, 2026	63,507	$635	$254,512	$1,865,819	$2,120,966

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of February 1, 2025	68,333	$683	$247,094	$1,756,258	$2,004,035
Net income	—	—	—	46,084	46,084
Equity compensation	—	—	7,542	—	7,542
Repurchase of common stock for retirement	(2,081)	(20)	(8,436)	(91,444)	(99,900)
Settlement of vested Restricted Stock Units, net of shares withheld	163	(1)	(3,300)	—	(3,301)
Stock option exercises, net of shares withheld	51	—	1,488	—	1,488
Cash dividends declared, $0.13 per share	—	—	—	(8,716)	(8,716)
Balances as of May 3, 2025	66,466	$662	$244,388	$1,702,182	$1,947,232

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,703	$46,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,757	30,150
Non-cash lease expense	3,068	12,665
Equity compensation	11,100	7,542
Amortization of deferred loan and other costs	646	649
Deferred income taxes	(1,345)	(903)
Changes in assets and liabilities:
Accounts receivable, net	17,084	(110)
Merchandise inventories, net	(150,673)	(251,195)
Prepaid expenses and other current assets	(10,793)	35,863
Other noncurrent assets	(438)	(4,566)
Accounts payable	177,965	231,762
Accrued expenses and other current liabilities	12,782	24,848
Income taxes payable	17,323	16,322
Other long-term liabilities	427	8,361
Net cash provided by operating activities	160,606	157,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,903)	(50,830)
Purchases of intangible assets	(94)	(158)
Net cash used in investing activities	(38,997)	(50,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(750)	(750)
Proceeds from exercise of stock options	715	1,516
Taxes paid related to net share settlement of equity awards	(6,026)	(3,328)
Repurchase of common stock for retirement	(98,412)	(99,031)
Dividends paid	(9,646)	(8,716)
Net cash used in financing activities	(114,119)	(110,309)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,490	(3,825)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330,320	288,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,810	$285,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,069	$3,358
Cash paid for income taxes, net	$104	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$20,887	$17,641
Right-of-use assets obtained in exchange for new operating leases	$92,710	$77,414
See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Operations

The Company
All references to “we,” “us,” “our” or the “Company” in the financial statements refer to Academy Sports and Outdoors, Inc., a Delaware corporation (“ASO, Inc.”) and the current parent holding company of our operations, and its consolidated subsidiaries. We conduct our operations primarily through our parent holding company’s indirect subsidiary, Academy, Ltd., a Texas limited partnership doing business as “Academy Sports + Outdoors”, or Academy, Ltd. All of the Company’s sales and business operations occur at Academy, Ltd., and Academy, Ltd. is also the borrower and/or issuer of the Company’s long-term debt and the lessee of the Company’s facilities. Our fiscal year represents the 52 or 53 weeks ending on the Saturday closest to January 31.
The Company is a leading full-line sporting goods and outdoor recreation retailer in the United States in terms of net sales. As of May 2, 2026, we operated 324 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website and our mobile app.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Annual Report”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen weeks ended May 2, 2026 are not necessarily indicative of the results that will be realized for the fiscal year ending January 30, 2027 or any other period. The balance sheet as of January 31, 2026 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
Reclassifications
Within the merchandise division sales table presented in Note 3, certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 3, 2025 for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
Share Repurchases
On December 4, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $700 million of its outstanding shares through December 4, 2027 (the “2024 Share Repurchase Program”), which replaced the prior program. Repurchases may be effected from time to time through open market purchases, block trades, privately negotiated purchases, accelerated share repurchase programs, and/or Rule 10b5-1 plans, or other discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of repurchases will depend on market conditions, share price and other factors. The 2024 Share Repurchase Program does not require the Company to repurchase any specific number of shares, and may be suspended, modified or discontinued at any time.
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Shares repurchased	1,703,031	2,080,772
Aggregate amount paid (amounts in millions) (1)	$99.3	$99.9

(1) Includes excise tax fees of $0.8 million and $0.9 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
As of May 2, 2026, we had $338.2 million available for share repurchases pursuant to the 2024 Share Repurchase Program.
Recent Accounting Pronouncements
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Merchandise division sales (1)
Outdoors	$427,351	$382,554
Sports and recreation	355,945	335,064
Apparel	348,347	332,644
Footwear	300,812	292,691
Total merchandise sales (2)	1,432,455	1,342,953
Other sales (3)	9,548	8,456
Net Sales	$1,442,003	$1,351,409
(1) Certain products and categories were recategorized amongst various categories and divisions, respectively, to better align with our current merchandising strategy and view of the business. As a result, we have reclassified sales between divisions in the thirteen weeks ended May 3, 2025, for comparability purposes. This reclassification is in divisional presentation only and did not impact the overall net sales balances previously disclosed.
(2) E-commerce sales represented 11.0% and 10.0% of merchandise sales for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
(3) Other sales consisted primarily of the gift card breakage income, credit card bounties and royalties, shipping income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in Accrued Expenses and Other Current Liabilities on our Condensed Consolidated Balance Sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as “breakage”.
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Gift card liability, beginning balance	$99,558	$96,469
Issued	21,871	19,909
Redeemed	(31,697)	(29,940)
Recognized as breakage income	(1,142)	(1,126)
Gift card liability, ending balance	$88,590	$85,312

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	May 2, 2026	January 31, 2026	May 3, 2025
ABL Facility, due March 2029	$—	$—	$—
Term Loan, due November 2027	85,000	85,750	88,000
Notes, due November 2027	400,000	400,000	400,000
Total debt	485,000	485,750	488,000
Less current maturities	(3,000)	(3,000)	(3,000)
Less unamortized discount on Term Loan	(194)	(227)	(327)
Less deferred loan costs (1)	(1,486)	(1,730)	(2,464)
Long-term debt, net	$480,320	$480,793	$482,209
(1) Deferred loan costs are related to the Term Loan and Notes.
ABL Facility
Academy, Ltd., as borrower, and certain wholly-owned subsidiaries, as guarantors, entered into an asset-based revolving $1 billion credit facility, dated March 8, 2024, with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and other lenders party thereto (as amended to date, the “ABL Facility”). Borrowings, if any, under the ABL Facility bear interest, at our election, at adjusted term secured overnight financing rate (“Adjusted Term SOFR”) plus a margin of 1.25% to 1.75%. The ABL Facility also provides a fee applicable to the unused commitments of 0.375%. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of May 2, 2026, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
As of May 2, 2026, we had outstanding letters of credit of approximately $7.6 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding, leaving an available borrowing capacity under the ABL Facility of $992.4 million.
Term Loan
Academy, Ltd., as borrower, together with certain wholly-owned subsidiaries, as guarantors, entered into a seven-year $400 million senior secured term loan with UBS AG, Stamford Branch (as successor to Credit Suisse AG, Cayman Island Branch), as the administrative agent and collateral agent, the several other lenders, and the parties named therein on November 6, 2020 (as amended to date, the “Term Loan”). Borrowings under the Term Loan bore interest at Adjusted Term SOFR with a floor of 0.75% rate plus a margin of 3.75%. As of May 2, 2026, the weighted average interest rate was 7.53%, with interest payable monthly. Quarterly principal payments of $750.0 thousand are required through September 30, 2027 and borrowings mature on November 6, 2027. As of May 2, 2026, no prepayment was due under the terms and conditions of the Term Loan.
Notes
On November 6, 2020, Academy, Ltd., issued $400 million of 6.00% senior secured notes which are due November 15, 2027 (the “Notes”), pursuant to an indenture, dated as of November 6, 2020, with the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. The Notes require cash interest payments semi-annually in arrears on May 15 and November 15 of each year at a rate of 6.00% per year, which commenced on May 15, 2021.

Covenants
The ABL Facility, Term Loan and Notes agreements contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s and certain of the Company’s subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of May 2, 2026.

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
Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of May 2, 2026, January 31, 2026 and May 3, 2025, we held $270.9 million, $277.7 million and $227.5 million in money market funds, respectively.
The fair value of the Term Loan and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of May 2, 2026, January 31, 2026, and May 3, 2025, the estimated fair value of the Term Loan and Notes was $0.5 billion, $0.5 billion and $0.5 billion, respectively. As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	May 2, 2026	January 31, 2026	May 3, 2025
Leasehold improvements	$787,340	$777,207	$692,337
Equipment and software	794,879	782,547	745,463
Furniture and fixtures	480,128	473,990	439,776
Construction in progress	49,736	29,758	62,099
Building and land	11,964	11,964	16,010
Total property and equipment	2,124,047	2,075,466	1,955,685
Accumulated depreciation and amortization	(1,521,279)	(1,491,363)	(1,404,501)
Property and equipment, net	$602,768	$584,103	$551,184

Depreciation expense was $30.8 million and $30.2 million in the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	May 2, 2026	January 31, 2026	May 3, 2025
Accrued interest	$13,393	$7,803	$13,146
Accrued personnel costs	52,467	55,922	48,418
Accrued professional fees	2,293	2,783	2,989
Accrued sales and use tax	18,731	14,306	17,857
Accrued self-insurance	16,850	17,539	15,818
Deferred revenue - gift cards and other	92,377	102,200	89,426
Income taxes payable	18,102	779	22,412
Property taxes	30,028	19,123	27,413
Sales return allowance	4,700	4,400	4,900
Other	25,916	19,053	29,983
Accrued expenses and other current liabilities	$274,857	$243,908	$272,362

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which provides for the grant of certain equity incentive awards (each, an “Award”) and became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of May 2, 2026, there were 2,932,607 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of May 2, 2026, there were 1,342,080 shares authorized and available for future issuance under the ESPP.

Equity compensation expense was $11.1 million and $7.5 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. For Award grants during the periods presented, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the thirteen weeks ended May 2, 2026:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	588,291	225,083
Weighted average grant date fair value per Award	$52.10	$51.98
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of May 2, 2026:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$175,210	$47,062,930	$10,122,760
Weighted average life remaining in years	0.4	2.2	2.2

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net income	$52,703	$46,084

Weighted average common shares outstanding - basic	64,432	67,122
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	359	56
Dilutive effect of Performance Restricted Stock Units	—	24
Dilutive effect of Service Options	1,069	891
Dilutive effect of Performance Unit Options	85	77
Dilutive effect of ESPP Shares	—	—
Weighted average common shares outstanding - diluted	65,945	68,170

Earnings per common share - basic	$0.82	$0.69
Earnings per common share - diluted	$0.80	$0.68

Anti-dilutive stock-based awards excluded from diluted calculation	140	264

10. Commitments and Contingencies

Technology Related and Other Commitments
As of May 2, 2026, we have obligations under technology-related, construction and other contractual commitments in the amount of $234.3 million. Of such commitments, approximately $127.0 million is payable in the next 12 months.
Other Contingencies
During 2025, the Company entered into an agreement to sell a portion of the rights to potential tariff relief litigation claims, which was determined to be accounted for under ASC 470. As of May 2, 2026, the $10.5 million proceeds from the sale are recorded within Other Long-term Liabilities on the Condensed Consolidated Balance Sheets. In February 2026, the Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. As of May 2, 2026, the Company has not recognized a receivable for tariff refund claims or released the $10.5 million of proceeds mentioned above from the Condensed Consolidated Balance Sheet, as the refunds were not realized or realizable and remain subject to further legal, regulatory, and administrative developments. To the extent any tariff refunds are realized or realizable, the Company does not expect to receive refunds associated with the portion of rights sold.
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
We are not currently party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

11. Segment Information
The Company’s retail operations represent one operating segment and one reportable segment, which derives revenues from customers by selling full-line sporting goods and outdoor recreational products. The Company’s retail stores and online selling channels sell similar products and services, use similar selling processes, and sell to similar classes of customers. See Note 1 to the consolidated financial statements for information related to the products and services offered as well as business operations. The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements. All intercompany transactions within the single reportable segment are eliminated upon consolidation.

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM allocates resources and assesses performance at a Company level using consolidated net income, which is a GAAP measure, as reported on the Condensed Consolidated Statements of Income. The CODM evaluates the Company's assets as reported on the Company's Condensed Consolidated Balance Sheets. The CODM evaluates significant segment expenses and makes decisions about the retail business based on the cost of goods we sell and the selling, general, and administrative expenses needed to sell those goods as reported on the Condensed Consolidated Statements of Income. See the Company’s consolidated financial statements included in Part I Item 1 for more information.

12. Subsequent Events
Our management evaluated events or transactions that occurred after May 2, 2026 through June 10, 2026 (the date the consolidated financial statements were issued), and identified the following events:
Debt Refinancing
On May 14, 2026, Academy, Ltd., a wholly-owned subsidiary of the Company (the “Issuer”), completed a refinancing transaction that included (i) the issuance of the 2026 Senior Secured Notes (as defined below) and (ii) an amendment to its asset-based revolving credit facility (the “ABL Facility”). The Company used the net proceeds from the 2026 Senior Secured Notes to fully redeem the Notes, repay the Term Loan in full, pay related fees and expenses, and for general corporate purposes.

2026 Senior Secured Notes
On May 14, 2026, the Issuer issued $500 million aggregate principal amount of its 5.875% Senior Secured Notes due 2031 (the “2026 Senior Secured Notes”) in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Senior Secured Notes are secured by first-priority liens on substantially all personal property of the Issuer and the guarantors (other than ABL Priority Collateral (as defined in the ABL Amendment, see below)) and by second-priority liens on ABL Priority Collateral, in each case subject to permitted liens. The 2026 Senior Secured Notes are governed by an Indenture, dated as of May 14, 2026 (the “Indenture”) among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2026 Senior Secured Notes will mature on May 15, 2031. Interest on the 2026 Senior Secured Notes is payable semi-annually in arrears on November 15 and May 15 of each year, beginning on November 15, 2026.
The 2026 Senior Secured Notes are redeemable, at Issuer’s option, prior to maturity at customary redemption prices (including “make-whole” provisions prior to May 15, 2028) and, thereafter, at the declining redemption prices set forth below, in each case plus accrued and unpaid interest. The Issuer may also redeem up to 40% of the aggregate principal amount of the 2026 Senior Secured Notes prior to May 15, 2028 with proceeds of certain equity offerings, as described in the Indenture.

Percentage
2028	102.938%
2029	101.469%
2030 and thereafter	100.000%
Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), the Issuer must offer to repurchase the 2026 Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest.
The Indenture contains certain covenants that, among other things, restrict the ability of the Issuer and its restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur liens on assets; (iii) make restricted payments; (iv) prepay certain debt; (v) make investments; (vi) enter into affiliate transactions; (vii) restrict subsidiaries distributions/dividends; and (viii) sell or transfer certain assets or merge or consolidate, in each case subject to customary exceptions and qualifications as set forth in the Indenture.

ABL Amendment
On May 14, 2026, the Issuer, as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., Academy Managing Co., L.L.C., and Academy Procurement Co., LLC, each a direct or indirect, wholly-owned subsidiary of the Company, as guarantors, entered into an amendment (the “ABL Amendment”) to the ABL Facility, which the ABL Amendment, among other things (i) extended the maturity of the ABL Facility to May 14, 2031, (ii) modified the Average Excess Availability (as defined in the ABL Facility) pricing grid used in determining the interest rate margin on borrowings under the ABL Facility, (iii) modified the Commitment Fee Rate (as defined in the ABL Facility), when the Average Excess Availability is greater than or equal to 50% of the Maximum Borrowing Amount (as defined in the ABL Facility) and (iv) so long as the 2026 Senior Secured Notes are outstanding and mature on or prior to the latest maturity date of the ABL Facility, permits the agent under the ABL Facility to take a reserve against the ABL Facility equal to the aggregate principal amount of the 2026 Senior Secured Notes in excess of $100 million outstanding on the date that is ninety-one (91) days prior to the latest maturity date of the ABL Facility.

2020 Notes
On May 14, 2026, the Issuer used the net proceeds from the 2026 Senior Secured Notes to fund the redemption of all of its outstanding 6.00% senior secured notes due November 15, 2027 of $400 million.

2020 Term Loan
On May 14, 2026, the Issuer voluntarily prepaid all outstanding amounts owed under the Term Loan of $85 million. As a result, all related guarantees and liens were released.

Quarterly Dividend
On June 4, 2026, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 2, 2026, of $0.15 per share of the Company's common stock, payable on July 16, 2026, to stockholders of record as of the close of business on June 18, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Quarterly Report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled Part II, Item 1A. “Risk Factors,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC's website at www.sec.gov.
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
The following is a summary of the principal factors that make an investment in our securities speculative or risky (all of which are more fully described in the section entitled Part I, Item 1A. “Risk Factors” in the Annual Report, as the same may be updated by subsequent Forms 10-Q):
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
•     risks associated with disruptions in our supply chain;

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
•     harm to our reputation;
•     quarterly and seasonal fluctuations in our operating results; and
•     our ability to successfully pursue strategic acquisitions and integrate acquired businesses.
Legal and Regulatory Risks
•our ability to comply with laws and regulations affecting our business, including those relating to the sale, manufacture and import of consumer products;
•     claims, demands and lawsuits to which we are, and may in the future, be subject;
•     our insurance or indemnities coverage may be insufficient;
•     risks related to product safety; and
•     our ability to protect our intellectual property and avoid the infringement of third-party intellectual property rights.
Risks Related to Our Indebtedness
•our level of indebtedness and related debt service payments and our ability to generate sufficient cash flow to satisfy all of our obligations under our indebtedness;
•     our ability to incur substantially more debt;
•     our ability to generate sufficient cash to service all of our indebtedness;
•     restrictions on our current and future operations imposed by the terms of our indebtedness;
•     our variable rate indebtedness subjects us to interest rate risk;
•     our ability to borrow under the ABL Facility (as defined above); and
•     our level of indebtedness may hinder our ability to negotiate favorable terms with our vendors.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen weeks ended May 2, 2026 and our audited financial statements for the fiscal year ended January 31, 2026 and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the “current quarter,” “2026 first quarter,” or similar reference refers to the thirteen week period ended May 2, 2026, and any reference to the “prior year quarter,” “2025 first quarter” or similar reference refers to the thirteen week period ended May 3, 2025. Unless otherwise specified, all comparisons regarding the current period of 2026 are made to the corresponding period of 2025.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, sports and recreation, apparel, and footwear (representing 30%, 25%, 24%, and 21% of our 2026 first quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of May 2, 2026, we operated 324 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Beginning stores	322	298
Q1 new stores	2	5
Closed	—	—
Ending stores	324	303

Relocated stores	—	—

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
Comparable Sales. Comparable sales include stores open after thirteen full fiscal months as well as all e-commerce sales. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been closed for an extended period of time are removed from the calculation. E-commerce sales include omni-channel sales fulfilled by our stores. For example, all buy-online-pickup-in-store (“BOPIS”) transactions are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick-up these purchases from a specific store.
Increases or decreases in e-commerce between periods being compared directly impact the comparable sales results. Various factors affect comparable sales, including consumer preferences; buying trends and overall economic trends; our ability to identify and respond effectively to customer preferences and local and regional trends; our ability to provide an assortment of high quality/value oriented product offerings that generate new and repeat visits to our stores and our website; the customer experience and unique services we provide in our stores; our ability to execute our omnichannel strategy, including the growth of our e-commerce business; changes in product mix and pricing, including promotional activities; the number of items purchased per visit and average order value; unseasonal or extreme weather; a shift in the timing of a holiday between comparable periods; and the number of stores that have been in operation for more than thirteen fiscal months.
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
Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow. Management uses Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management also uses Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation. See “Non-GAAP Measures” below.
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

We must maintain sufficient inventory levels of merchandise that our customers desire to successfully operate our business. A shortage of popular merchandise could reduce our net sales. Conversely, we also must seek to avoid accumulating excess inventory to avoid markdowns and clearance which negatively impact sales and gross margin. We have deployed several tools to improve inventory handling and vendor management, including third-party programs to analyze our inventory stock, execute a disciplined markdown strategy and improve our inventory management throughout the year at every location. We have coupled these tools with the data we collect from our myAcademy Rewards program, our customer database and targeted customer surveys, so that we can better estimate future inventory requirements. It is imperative that we continue to find innovative ways to strengthen our inventory management if we are to remain competitive and expand our margins on a go-forward basis.
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
We are implementing enhancements to the online shopping experience, including a redesigned homepage, expanded BOPIS functionality, enhanced shipping notifications, and ongoing improvements in product discovery and site experience. Our e-commerce platform supports store operations by driving customer demand, providing real-time product discovery and inventory visibility, and enabling store-fulfilled transactions such as BOPIS, ship-to-store, and ship-from-store. During the 2026 first quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue investing in the expansion and enhancement of our omnichannel capabilities, including our mobile application, website experience optimization, fulfillment improvements, and emerging digital commerce capabilities such as artificial intelligence-enabled shopping experiences and social and marketplace commerce integrations. These initiatives are intended to support long-term growth and improve customer experience, and will require ongoing investment.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in legacy and existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the 2026 first quarter, we opened two new stores. Our strategic real estate approach, including the 65 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
Gross Margin. Gross margin is our net sales less cost of goods sold. Cost of goods sold includes the direct cost of merchandise and costs related to procurement, warehousing and distribution. These costs consist primarily of tariffs, payroll and benefits, distribution center occupancy costs and freight, and are generally variable in nature relative to our inventory receipts and sales volume.
Our gross margin depends on a number of factors, such as net sales increases or decreases, our promotional activities, product mix including private label brand merchandise sales, and our ability to control cost of goods sold, such as inventory and logistics cost management. Our gross margin is also impacted by variables including tariffs, commodity costs, freight costs, shrinkage (discussed below), inventory processing costs and e-commerce shipping costs. We track and measure gross margin as a percentage of net sales in order to evaluate our performance against profitability targets.
We refer to loss or theft of inventory as “shrinkage” or “shrink”. A prolonged period of significant increased shrink could have a material negative impact on our gross margin and results of operations.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales decreased from 28.8% in the 2025 first quarter to 28.1% in the 2026 first quarter. This decrease was a result of increased sales and ongoing expense discipline across the organization in addition to lapping the Jordan Brand launch in the 2025 first quarter. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
Pre-opening expenses represent non-capital expenditures associated with the opening of new stores and distribution centers prior to sales generation or start of operations, which consist primarily of occupancy costs, marketing, payroll and recruiting costs, and are expensed as incurred. As we execute our new store opening growth plans, we expect our pre-opening expenses to result in a negative impact to SG&A as a percentage of sales. The following table summarizes our pre-opening expense activity for the periods presented:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Number of new stores opened	2	5
Pre-opening expenses (in millions)	$2.5	$3.3
Interest Expense. Interest expense includes regular interest payable related to our Term Loan, Notes and ABL Facility (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt.
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily as a result of changes in income before income taxes and the effect of cross border tax laws.

Results of Operations

Thirteen Weeks Ended May 2, 2026 Compared to Thirteen Weeks Ended May 3, 2025
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	May 2, 2026		May 3, 2025		Dollars	Percent
Net sales	$1,442,003	100.0%	$1,351,409	100.0%	$90,594	6.7%
Cost of goods sold	962,655	66.8%	892,540	66.0%	70,115	7.9%
Gross margin	479,348	33.2%	458,869	34.0%	20,479	4.5%
Selling, general and administrative expenses	404,693	28.1%	389,604	28.8%	15,089	3.9%
Operating income	74,655	5.2%	69,265	5.1%	5,390	7.8%
Interest expense, net	8,988	0.6%	9,044	0.7%	(56)	(0.6)%
Other income, net	3,222	0.2%	2,807	0.2%	415	14.8%
Income before income taxes	68,889	4.8%	63,028	4.7%	5,861	9.3%
Income tax expense	16,186	1.1%	16,944	1.3%	(758)	(4.5)%
Net income	$52,703	3.7%	$46,084	3.4%	$6,619	14.4%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $90.6 million, or 6.7%, in the 2026 first quarter compared to the prior year first quarter, which was driven by increased sales of 11.7% in the outdoor merchandise division, 6.2% in the sports and recreation merchandise division, 4.7% in the apparel merchandise division and 2.8% in the footwear merchandise division.
We opened 21 new stores since the end of the 2025 first quarter, two of which opened during the 2026 first quarter. During the 2026 first quarter, these 21 stores generated $54.5 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 65 new stores, 44 of which have been open for at least twelve months. Over the last twelve months, those 44 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales increased 2.9% driven by higher comparable sales across all merchandise divisions, except the footwear merchandise division which remained relatively constant. The increase in comparable sales was a result of a 4.5% increase in average ticket, partially offset by a decrease in comparable transactions of 1.5%.
E-commerce net sales represented 11.0% of merchandise sales for the 2026 first quarter compared to 10.0% for the prior year first quarter. E-commerce net sales increased 17.4% in the 2026 first quarter over the prior year first quarter.
Gross Margin. Gross margin increased $20.5 million, or 4.5%, to $479.3 million in the 2026 first quarter from $458.9 million in the 2025 first quarter. As a percentage of net sales, gross margin decreased 80 basis points from 34.0% in the 2025 first quarter to 33.2% in the 2026 first quarter. The decrease of 80 basis points in gross margin was primarily attributable to 110 basis points of unfavorability as a result of tariffs, partially offset by 20 basis points of favorability related to shrink and 10 basis points of favorability related to freight and e-commerce shipping.
Selling, General and Administrative Expenses. SG&A expenses increased $15.1 million, or 3.9%, to $404.7 million in the 2026 first quarter as compared to $389.6 million in the 2025 first quarter, primarily as a result of our increased strategic investments of $19.0 million in new stores and technology, partially offset by $7.5 million due to lapping the Jordan Brand launch in the 2025 first quarter.
Interest Expense. Interest expense remained relatively constant in the 2026 first quarter when compared with the 2025 first quarter.

Other Income, net. Other income, net, increased $0.4 million in the 2026 first quarter when compared with the 2025 first quarter, primarily driven by higher money market investments in the 2026 first quarter when compared with the 2025 first quarter.
Income Tax Expense. Income tax expense decreased $0.8 million to $16.2 million for the 2026 first quarter as compared to $16.9 million in the 2025 first quarter, resulting primarily from fluctuations in share-based compensation deductions. ASO, Inc.’s effective tax rate was 23.5% in the first quarter of 2026 compared to 26.9% in the first quarter of 2025. The decrease in the effective tax rate compared to the prior year quarter is primarily due to fluctuations in share-based compensation deductions.

Non-GAAP Measures
Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, as shown below, have been presented in this Quarterly Report as supplemental measures of financial performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBIT as net income (loss) before interest expense, net, income tax expense and other adjustments included in the table below. We describe these adjustments reconciling net income (loss) to Adjusted EBIT in the applicable table below. We define Adjusted Net Income as net income (loss) plus other adjustments included in the table below, less the tax effect of these adjustments. We define basic Adjusted Earnings per Share as Adjusted Net Income divided by the basic weighted average common shares outstanding during the period and diluted Adjusted Earnings per Share as Adjusted Net Income divided by the diluted weighted average common shares outstanding during the period. We describe these adjustments by reconciling net income (loss) to Adjusted Net Income and Adjusted Earnings per Share in the applicable table below. We describe Adjusted Free Cash Flow as net cash provided by (used in) operating activities less net cash used in investing activities. We describe this adjustment by reconciling net cash provided by (used in) operating activities to Adjusted Free Cash Flow in the applicable table below.
We believe Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management believes Adjusted Free Cash Flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. Management uses Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management has also historically used Adjusted EBIT as a performance target to establish and award discretionary annual incentive compensation.
Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) as a measure of financial performance or net cash provided by (used in) operating activities as a measure of liquidity, or any other performance measures derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share should not be construed to imply that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow should not be construed to imply that our future results will be unaffected by any such adjustments.

Our Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow measures have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect costs or cash outlays for capital expenditures or contractual commitments;
•Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBIT does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, and Adjusted Free Cash Flow does not reflect the cash requirements necessary to service principal payments on our debt;
•Adjusted EBIT does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBIT, Adjusted Net Income, and Adjusted Earnings per Share do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted Free Cash Flow does not reflect cash requirements for such replacements; and
•other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness. Management compensates for these limitations by primarily relying on our GAAP results in addition to using Adjusted EBIT, Adjusted Net Income, Adjusted Earnings per Share and Adjusted Free Cash Flow supplementally.

Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net income	$52,703	$46,084
Interest expense, net	8,988	9,044
Income tax expense	16,186	16,944
Equity compensation (a)	11,100	7,542
Adjusted EBIT	$88,977	$79,614

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

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net income	$52,703	$46,084
Equity compensation (a)	11,100	7,542
Tax effects of these adjustments (b)	(2,584)	(2,029)
Adjusted Net Income	$61,219	$51,597

Earnings per common share:
Basic	$0.82	$0.69
Diluted	$0.80	$0.68
Adjusted Earnings per Share:
Basic	$0.95	$0.77
Diluted	$0.93	$0.76
Weighted average common shares outstanding:
Basic	64,432	67,122
Diluted	65,945	68,170

(a)
Represents non-cash charges related to equity-based compensation, which vary from period to period depending on certain factors such as timing and valuation of awards, achievement of performance targets and equity award forfeitures.

(b)	Represents the estimated tax effect of the total adjustments made to arrive at Adjusted Net Income.

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$160,606	$157,472
Net cash used in investing activities	(38,997)	(50,988)
Adjusted Free Cash Flow	$121,609	$106,484

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On May 2, 2026, our cash and cash equivalents totaled $337.8 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.

Long-Term Debt
As of May 2, 2026, the Company’s long-term debt and interest rates consist of:
•Notes - 6.00% fixed rate senior secured notes with $400 million in principal outstanding and full principal maturing November 15, 2027;
•Term Loan - 7.53% variable rate term-loan with $85.0 million in principal outstanding maturing November 6, 2027 and requiring quarterly principal payments of $750 thousand through September 30, 2027; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing March 8, 2029.
On May 14, 2026, Academy, Ltd., a wholly-owned subsidiary of the Company entered into an amendment to the ABL Facility which, among other things, extended the maturity of the ABL Facility to May 14, 2031, and Academy, Ltd., as issuer, issued $500 million in aggregate principal amount of senior secured notes, all of which remains outstanding and matures on May 15, 2031. The Company used the net proceeds from the senior secured notes to fully redeem the Notes, repay the Term Loan in full, pay related fees and expenses, and for general corporate purposes.
See Notes 4 and 12 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our debt obligations by fiscal year as of May 2, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	Total
Term Loan and related interest (1)	$6,848	$87,725	$—	$—	$—	$94,573
Notes and related interest (2)	24,000	424,000	—	—	—	448,000
ABL Facility and related interest (3)	1,863	2,500	2,500	268	—	7,131

(1) Interest payments do not include amortization of discount and debt issuance costs and are approximated based on projected interest rates and assume no unscheduled principal payments.
(2) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(3) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$992,370	$953,921

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	May 2, 2026	January 31, 2026	May 3, 2025
Outstanding borrowings	$—	$—	$—
Issued letters of credit	7,630	7,630	10,832
Available borrowing capacity	992,370	992,370	989,168

Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2026 and 2045. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at May 2, 2026. The following table summarizes our remaining operating lease obligations by fiscal year:

	2026	2027	2028	2029	2030	After 2030	Total
Operating lease payments (1) (2)	$179,252	$276,997	$261,755	$244,688	$226,432	$1,235,531	$2,424,655

(1) Minimum lease payments have not been reduced by sublease rentals of $1.3 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of May 2, 2026.

Share Repurchases
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaced the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of May 2, 2026, the Company had $338.2 million remaining for share repurchases under the 2024 Share Repurchase Program. See Note 2 to the consolidated financial statements.
The following table summarizes our share repurchases for the 2026 first quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 1, 2026 to May 2, 2026)(2)	1,703,031	$57.79	$98,412
Total Shares Repurchased	1,703,031	$57.79	$98,412

(1) Excludes the impact of unpaid excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2026 first quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the 2026 first quarter (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 1, 2026 to May 2, 2026)	$0.15	$9,646	March 20, 2026
Total Dividends Paid		$9,646
On June 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended May 2, 2026, of $0.15 per share of the Company's common stock, payable on July 16, 2026, to stockholders of record as of the close of business on June 18, 2026.

Capital Expenditures
The following table summarizes our capital expenditures for the thirteen weeks ended May 2, 2026 and May 3, 2025 (amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
New stores	$18,402	$25,970
Corporate, e-commerce and information technology programs	12,784	22,953
Existing stores, distribution centers and other	7,717	1,907
Total capital expenditures	$38,903	$50,830

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

Cash Flows for the Thirteen Weeks Ended May 2, 2026 and May 3, 2025

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$160,606	$157,472
Net cash used in investing activities	(38,997)	(50,988)
Net cash used in financing activities	(114,119)	(110,309)
Net increase (decrease) in cash and cash equivalents	$7,490	$(3,825)

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in the 2026 first quarter increased $3.1 million, compared to 2025 first quarter. This increase is attributable to:
•$6.6 million increase in net income; and
•$2.4 million net increase in cash flows provided by operating assets and liabilities; offset by
•$5.9 million net decrease in non-cash charges.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$46.7 million increase in cash flows from working capital due to the pull-forward of inventory purchases in the prior year period at pre-tariff rates; and
•$17.2 million increase in accounts receivable due to timing of payments received; offset by
•$46.7 million decrease in prepaid expenses and other current assets largely driven by litigation settlements received in the prior year period and timing of construction reimbursement payments received;
•$12.1 million decrease in accrued expenses and other current liabilities primarily due to an increase in accrued sales and use tax as a result of increased sales; and
•$7.9 million decrease in other long-term liabilities primarily due to payments for deferred contract proceeds received in the 2025 first quarter.

Investing Activities. Cash used in investing activities decreased $12.0 million in the 2026 first quarter compared to the 2025 first quarter. This decrease is primarily due to decreased capital expenditures for new stores as well as corporate, e-commerce, and information technology programs in the 2026 first quarter compared to the 2025 first quarter.
Financing Activities. Cash used in financing activities increased $3.8 million in the 2026 first quarter, compared to the 2025 first quarter, primarily due to a $2.7 million increase in cash payments for minimum tax withholding requirements as a result of the vesting of employee equity awards compared to the prior year period.

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
Management evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company's unaudited financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the financial statements involve difficult, subjective or complex judgments by management, including the valuation of merchandise inventories and performing goodwill, intangible and long-lived asset impairment analyses. More information on all of our significant accounting policies can be found in the “Critical Accounting Policies and Estimates” section of the Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Annual Report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 10 — Commitments and Contingencies to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
We are not currently party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors discussed in the section of the Annual Report entitled “Part 1A. Risk Factors”, which could materially affect our business, financial condition or future results. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to the risk factors discussed in the section of the Annual Report entitled “Part 1A. Risk Factors”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2026 first quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
February 1, 2026 to February 28, 2026	441,341	$58.76	441,341	$410,639,664
March 1, 2026 to April 4, 2026	240,390	$59.32	240,390	$396,383,971
April 5, 2026 to May 2, 2026	1,021,300	$57.00	1,021,300	$338,183,309
Total	1,703,031	$57.79	1,703,031	$338,183,309
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of unpaid excise taxes.
(c) On December 4, 2024, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaced the previously approved share repurchase program. As of May 2, 2026, approximately $338.2 million remained available for share repurchases pursuant to the 2024 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended May 2, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 7, 2025).
4.1	Indenture, dated as of May 14, 2026, by and among Academy, Ltd., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2026).
10.1†*	Form of 2026 Executive Performance-Based Restricted Stock Unit Agreement.
10.2	Amendment No. 5, dated May 14, 2026, to the First Amended and Restated ABL Credit agreement, dated as of July 2, 2015, among Academy, Ltd., as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., Academy Managing Co., L.L.C., and Academy Procurement Co., LLC as guarantors, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as the letter of credit issuer, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 14, 2026).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on June 10, 2026 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)