Form 10-Q
period 2026-08-01
Academy Sports & Outdoors, Inc.
filed 2026-09-09
CIK 1817358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2026
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

As of September 2, 2026, Academy Sports and Outdoors, Inc. had 61,578,891 shares of common stock, par value $0.01 per share, outstanding.

ACADEMY SPORTS AND OUTDOORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$298,213	$330,320	$300,860
Accounts receivable - less allowance for doubtful accounts of $1,592, $1,792 and $1,874, respectively	22,955	34,755	19,181
Merchandise inventories, net	1,657,442	1,503,756	1,587,624
Prepaid expenses and other current assets	89,897	82,457	78,257
Assets held for sale	2,957	2,957	—
Total current assets	2,071,464	1,954,245	1,985,922

PROPERTY AND EQUIPMENT, NET	631,834	584,103	584,045
RIGHT-OF-USE ASSETS	1,292,724	1,234,246	1,206,207
TRADE NAME	579,972	579,766	579,330
GOODWILL	861,920	861,920	861,920
OTHER NONCURRENT ASSETS	70,234	62,756	58,559
Total assets	$5,508,148	$5,277,036	$5,275,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$751,560	$637,854	$803,309
Accrued expenses and other current liabilities	302,513	243,908	266,021
Current lease liabilities	134,390	147,491	139,678
Current maturities of long-term debt	—	3,000	3,000
Total current liabilities	1,188,463	1,032,253	1,212,008

LONG-TERM DEBT, NET	494,158	480,793	481,738
LONG-TERM LEASE LIABILITIES	1,340,337	1,261,167	1,217,217
DEFERRED TAX LIABILITIES, NET	285,589	300,654	270,502
OTHER LONG-TERM LIABILITIES	21,168	30,792	19,368
Total liabilities	3,329,715	3,105,659	3,200,833

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 50,000,000 shares; none issued and outstanding	—	—	—
Common stock, $0.01 par value, authorized 300,000,000 shares; 62,028,664; 64,945,953 and 66,625,266 issued and outstanding as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.	620	649	666
Additional paid-in capital	258,973	256,351	255,517
Retained earnings	1,918,840	1,914,377	1,818,967
Stockholders' equity	2,178,433	2,171,377	2,075,150
Total liabilities and stockholders' equity	$5,508,148	$5,277,036	$5,275,983

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
NET SALES	$1,647,285	$1,599,838	$3,089,288	$2,951,247
COST OF GOODS SOLD	981,383	1,023,105	1,944,038	1,915,645
GROSS MARGIN	665,902	576,733	1,145,250	1,035,602

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	419,539	404,352	824,232	793,956
OPERATING INCOME	246,363	172,381	321,018	241,646

INTEREST EXPENSE, NET	8,056	9,028	17,043	18,072
LOSS ON EARLY RETIREMENT OF DEBT	1,902	—	1,902	—
OTHER EXPENSE (INCOME), NET	58,006	(1,480)	54,785	(4,287)
INCOME BEFORE INCOME TAXES	178,399	164,833	247,288	227,861

INCOME TAX EXPENSE	40,502	39,399	56,688	56,343
NET INCOME	$137,897	$125,434	$190,600	$171,518

EARNINGS PER COMMON SHARE:
BASIC	$2.21	$1.89	$3.01	$2.57
DILUTED	$2.17	$1.85	$2.94	$2.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	62,292	66,539	63,362	66,831
DILUTED	63,551	67,689	64,892	68,043

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands, except per share data)

			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Common Stock

	Shares	Amount
Balances as of January 31, 2026	64,946	$649	$256,351	$1,914,377	$2,171,377
Net income	—	—	—	52,703	52,703
Equity compensation	—	—	11,100	—	11,100
Repurchase of common stock for retirement	(1,703)	(16)	(7,626)	(91,615)	(99,257)
Settlement of vested Restricted Stock Units, net of shares withheld	221	2	(6,028)	—	(6,026)
Stock option exercises, net of shares withheld	43	—	715	—	715
Cash dividends declared, $0.15 per share	—	—	—	(9,646)	(9,646)
Balances as of May 2, 2026	63,507	$635	$254,512	$1,865,819	$2,120,966
Net income	—	—	—	137,897	137,897
Equity compensation	—	—	9,319	—	9,319
Repurchase of common stock for retirement	(1,609)	(16)	(7,302)	(75,566)	(82,884)
Settlement of vested Restricted Stock Units, net of shares withheld	55	—	(473)	—	(473)
Issuance of common stock under employee stock purchase plan	71	1	2,827	—	2,828
Stock option exercises, net of shares withheld	5	—	90	—	90
Cash dividends declared, $0.15 per share	—	—	—	(9,310)	(9,310)
Balances as of August 1, 2026	62,029	$620	$258,973	$1,918,840	$2,178,433

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

See Condensed Notes to Consolidated Financial Statements

ACADEMY SPORTS AND OUTDOORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,600	$171,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,205	61,171
Non-cash lease expense	7,591	22,487
Equity compensation	20,419	15,144
Amortization of deferred loan and other costs	1,305	1,292
Deferred income taxes	(15,065)	13,686
Loss on early retirement of debt	1,902	—
Loss on tariff refund monetization	61,759	—
Changes in assets and liabilities:
Accounts receivable, net	11,799	(2,421)
Merchandise inventories, net	(153,686)	(278,784)
Prepaid expenses and other current assets	(18,995)	15,311
Other noncurrent assets	(5,205)	(7,617)
Accounts payable	116,027	178,381
Accrued expenses and other current liabilities	21,534	29,395
Income taxes payable	46,991	7,526
Other long-term liabilities	841	8,958
Net cash provided by operating activities	349,022	236,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,258)	(107,576)
Purchases of intangible assets	(206)	(323)
Net cash used in investing activities	(111,464)	(107,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	(85,750)	(1,500)
Proceeds from Senior Notes	500,000	—
Repayment of Senior Notes	(400,000)	—
Debt refinancing fees	(9,364)	—
Proceeds from exercise of stock options	805	2,646
Proceeds from issuance of common stock under employee stock purchase program	2,828	2,781
Taxes paid related to net share settlement of equity awards	(6,499)	(3,748)
Repurchase of common stock for retirement	(180,505)	(99,031)
Dividends paid	(18,956)	(17,365)
Remittance of tariff refund claims	(72,224)	—
Net cash used in financing activities	(269,665)	(116,217)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,107)	11,931
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330,320	288,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298,213	$300,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,119	$18,166
Cash paid for income taxes, net	$23,902	$33,969

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash capital expenditures	$8,047	$24,777
Right-of-use assets obtained in exchange for new operating leases	$135,376	$123,628
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
The Company is a leading full-line sporting goods and outdoor recreation retailer in the United States in terms of net sales. As of August 1, 2026, we operated 327 “Academy Sports + Outdoors” retail locations in 21 states and three distribution centers located in Katy, Texas, Twiggs County, Georgia and Cookeville, Tennessee. Our distribution centers receive, store and ship merchandise to our stores and customers. We also sell merchandise to customers across most of the United States via our academy.com website and our mobile app.

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements of the Company have been prepared as though they were required to be in accordance with Rule 10-01 of Regulation S-X for interim financial statements, however, they do not include all information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Annual Report”). The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended August 1, 2026 are not necessarily indicative of the results that will be realized for the fiscal year ending January 30, 2027 or any other period. The balance sheet as of January 31, 2026 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in the Annual Report.

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
The following table summarizes our share repurchases for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Shares repurchased	1,608,528	—	3,311,559	2,080,772
Aggregate amount paid (amounts in millions) (1)	$82.9	$—	$182.1	$99.9

(1) Includes excise tax fees of $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended August 1, 2026, respectively, and $0.0 million and $0.9 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively.

As of August 1, 2026, we had $256.1 million available for share repurchases pursuant to the 2024 Share Repurchase Program.
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
The following table sets forth the approximate amount of sales by merchandise divisions for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Merchandise division sales
Outdoors	$468,630	$448,937	$895,981	$831,488
Sports and recreation	393,144	369,791	749,089	704,837
Apparel	451,857	451,121	800,206	783,802
Footwear	319,926	323,243	620,736	615,918
Total merchandise sales (1)	1,633,557	1,593,092	3,066,012	2,936,045
Other sales (2)	13,728	6,746	23,276	15,202
Net Sales	$1,647,285	$1,599,838	$3,089,288	$2,951,247
(1) E-commerce sales represented 12.1% and 11.6% of merchandise sales for the thirteen and twenty-six weeks ended August 1, 2026, respectively, and 10.9% and 10.5% for the thirteen and twenty-six weeks ended August 2, 2025, respectively.
(2) Other sales consisted primarily of credit card income from our agreement for co-branded and private label credit cards, shipping income, gift card breakage income, sales return allowance and other items.
We sell gift cards in stores, online and in third-party retail locations. The gift cards we sell have no expiration dates. A liability for gift cards, which is recorded in Accrued Expenses and Other Current Liabilities on our Condensed Consolidated Balance Sheets, is established at the time of sale and revenues are recognized as the gift cards are redeemed in stores or on our website. Based on historical gift card redemption patterns, we believe we can reasonably estimate the amount of gift cards that have a remote likelihood of redemption. These identified amounts are recorded as net sales and recognized in proportion to historical redemption trends, which is referred to as “breakage.”
The following is a reconciliation of the gift card liability (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gift card liability, beginning balance	$88,590	$85,312	$99,558	$96,469
Issued	30,882	29,355	52,753	49,264
Redeemed	(32,623)	(31,467)	(64,320)	(61,407)
Recognized as breakage income	(1,441)	(1,422)	(2,583)	(2,548)
Gift card liability, ending balance	$85,408	$81,778	$85,408	$81,778

4. Long-Term Debt

Our debt consisted of the following (amounts in thousands) as of:

	August 1, 2026	January 31, 2026	August 2, 2025
ABL Facility, due May 2031	$—	$—	$—
Term Loan (repaid May 2026)	—	85,750	87,250
2020 Notes (redeemed May 2026)	—	400,000	400,000
Notes, due May 2031 (issued May 2026)	500,000	—	—
Total debt	500,000	485,750	487,250
Less current maturities	—	(3,000)	(3,000)
Less unamortized discount on Term Loan	—	(227)	(294)
Less deferred loan costs (1)	(5,842)	(1,730)	(2,218)
Long-term debt, net	$494,158	$480,793	$481,738
(1) Deferred loan costs are related to the Notes, Term Loan and 2020 Notes.
ABL Facility
Academy, Ltd., as borrower, and certain of the Company’s wholly-owned subsidiaries, as guarantors, entered into an amendment to its asset-based revolving $1 billion credit facility, dated May 14, 2026 (as amended to date, the “ABL Facility”), with JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and other lenders party thereto. Borrowings, if any, under the ABL Facility bear interest, at our election, at the term secured overnight financing rate plus a margin of 1.25% to 1.50% or the alternative base rate plus a margin of 0.25% to 0.50%. The ABL Facility also provides a fee applicable to the unused commitments of 0.25% to 0.30%. The ABL Facility matures on May 14, 2031; however, so long as the Notes (as defined below) are outstanding and mature on or prior to the latest maturity date of the ABL Facility, the agent under the ABL Facility is permitted to take a reserve against the ABL Facility equal to the aggregate principal amount of the Notes in excess of $100 million outstanding on the date that is ninety-one (91) days prior to the latest maturity date of the ABL Facility. The terms and conditions of the ABL Facility also require that we prepay outstanding loans under the ABL Facility under certain circumstances. As of August 1, 2026, no future prepayments of outstanding loans have been triggered under the terms and conditions of the ABL Facility.
As of August 1, 2026, we had outstanding letters of credit of approximately $6.4 million, all of which were issued under the ABL Facility, and we had no borrowings outstanding, leaving an available borrowing capacity under the ABL Facility of $993.6 million.
Notes
On May 14, 2026, Academy, Ltd., as issuer, issued $500 million aggregate principal amount of its 5.875% Senior Secured Notes due 2031 (the “Notes”) pursuant to an indenture, dated as of May 14, 2026 (the “Indenture”) among Academy, Ltd., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The Notes will mature on May 15, 2031. Interest on the Notes is payable semi-annually in arrears on November 15 and May 15 of each year, at a rate of 5.875% each year, beginning on November 15, 2026. The Notes are secured by first-priority liens on substantially all personal property of Academy, Ltd. and the guarantors (other than ABL Priority Collateral, as defined in the ABL Facility) and by second-priority liens on ABL Priority Collateral, in each case subject to permitted liens.

The Notes are redeemable, at Academy, Ltd.’s option, prior to maturity at customary redemption prices (including “make-whole” provisions prior to May 15, 2028) and, thereafter, at the applicable declining redemption prices set forth in the Indenture, in each case plus accrued and unpaid interest. Academy, Ltd. may also redeem up to 40% of the aggregate principal amount of the Notes prior to May 15, 2028 with proceeds of certain equity offerings, as described in the Indenture. Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), Academy, Ltd. must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest.

The Indenture contains certain covenants that, among other things, restrict the ability of Academy, Ltd. and the restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur liens on assets; (iii) make restricted payments; (iv) prepay certain debt; (v) make investments; (vi) enter into affiliate transactions; (vii) restrict subsidiaries distributions/dividends; and (viii) sell or transfer certain assets or merge or consolidate, in each case subject to customary exceptions and qualifications as set forth in the Indenture. As of August 1, 2026, $500 million aggregate principal amount of the Notes remained outstanding.
Covenants
The ABL Facility and Notes contain covenants, including, among other things, covenants that may restrict Academy, Ltd.'s and certain of the Company’s wholly-owned subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, pay dividends, make other restricted payments, make loans or advances, engage in transactions with affiliates or amend material documents. Additionally, at certain times, the ABL Facility is subject to a minimum adjusted fixed charge coverage ratio. These covenants are subject to certain qualifications and limitations. We were in compliance with these covenants as of August 1, 2026.

Payoff and Redemption of Term Loan and 2020 Notes

2020 Notes
On May 14, 2026, Academy, Ltd. used the net proceeds from the Notes to fund the redemption of all of its outstanding 6.00% senior secured notes due November 15, 2027 (the “2020 Notes”).

Term Loan
On May 14, 2026, Academy, Ltd. voluntarily prepaid all outstanding amounts owed under that certain term loan credit agreement, dated as of November 6, 2020 (as amended, the “Term Loan”), by and among Academy, Ltd., as borrower, certain of the Company’s wholly-owned subsidiaries, as guarantors, UBS AG, Stamford Branch (as successor to Credit Suisse AG, Cayman Island Branch), as the administrative agent and collateral agent, the several other lenders, and the other parties named therein.

In connection with the refinancing activities in the 2026 second quarter, the Company recognized a non-cash loss on early retirement of debt of $1.9 million from the write-off of deferred loan costs and expense related to the original issuance discount associated with the Term Loan.

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

Other Financial Instruments
Periodically we make cash investments in money market funds comprised of U.S. Government treasury bills and securities, which are classified as cash and redeemable on demand. As of August 1, 2026, January 31, 2026 and August 2, 2025, we held $211.9 million, $277.7 million and $250.2 million in money market funds, respectively.
The fair value of the Term Loan, 2020 Notes, and Notes is estimated using a discounted cash flow analysis based on quoted market prices for the instrument in an inactive market and is therefore classified as Level 2 within the fair value hierarchy. As of August 1, 2026, the estimated fair value of the Notes (issued in the 2026 second quarter, see Note 4) was $0.5 billion. As of January 31, 2026, and August 2, 2025, the estimated fair value of the Term Loan and 2020 Notes were $0.5 billion and $0.5 billion, respectively. The Term Loan was repaid and the 2020 Notes were redeemed in the 2026 second quarter (see Note 4). As borrowings on the ABL Facility are generally repaid in less than 12 months, we believe that fair value approximates the carrying value.
The $10.5 million proceeds from the sale of a portion of the rights to potential IEEPA tariff relief claims were recorded within Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets in 2025 and the fair value option was elected (see Note 10). In the second quarter of 2026, the change in the fair value of the liability and the remittance of tariff refund claims were $61.8 million, net and $72.2 million, respectively.

6. Property and Equipment
Property and equipment consists of the following (amounts in thousands) as of:

	August 1, 2026	January 31, 2026	August 2, 2025
Leasehold improvements	$808,165	$777,207	$709,739
Equipment and software	810,506	782,547	754,848
Furniture and fixtures	487,894	473,990	451,879
Construction in progress	64,812	29,758	64,362
Building and land	11,964	11,964	33,748
Total property and equipment	2,183,341	2,075,466	2,014,576
Accumulated depreciation and amortization	(1,551,507)	(1,491,363)	(1,430,531)
Property and equipment, net	$631,834	$584,103	$584,045

Depreciation expense was $30.4 million and $61.2 million in the thirteen and twenty-six weeks ended August 1, 2026, respectively, and $31.0 million and $61.2 million in the thirteen and twenty-six weeks ended August 2, 2025, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (amounts in thousands) as of:

	August 1, 2026	January 31, 2026	August 2, 2025
Accrued interest	$6,704	$7,803	$7,191
Accrued personnel costs	41,957	55,922	40,807
Accrued professional fees	2,264	2,783	2,759
Accrued sales and use tax	26,764	14,306	20,463
Accrued self-insurance	15,276	17,539	15,981
Deferred revenue - gift cards and other	93,039	102,200	88,301
Income taxes payable	36,215	779	11,562
Property taxes	42,899	19,123	38,714
Sales return allowance	5,400	4,400	5,700
Other	31,995	19,053	34,543
Accrued expenses and other current liabilities	$302,513	$243,908	$266,021

8. Share-Based Compensation
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which provides for the grant of certain equity incentive awards (each, an “Award”) and became effective on October 1, 2020. The plan reserved a total of 5,150,000 shares of common stock for issuance. On June 1, 2023, our stockholders approved the First Amendment to the 2020 Omnibus Incentive Plan, which, among other changes, increased the number of shares available for issuance thereunder by 2,600,000 shares. As of August 1, 2026, there were 2,889,110 shares that were authorized and available for future issuance under the 2020 Omnibus Incentive Plan.
On September 29, 2020, the ASO, Inc. Board of Directors adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2020. We have reserved a total of 2,000,000 shares and as of August 1, 2026, there were 1,271,482 shares authorized and available for future issuance under the ESPP.
Equity compensation expense was $9.3 million and $20.4 million for the thirteen and twenty-six weeks ended August 1, 2026 and $7.6 million and $15.1 million for the thirteen and twenty-six weeks ended August 2, 2025, respectively. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. For Award grants during the periods presented, for team members that meet the age and service requirement for retirement eligibility (as defined in the award agreement), such Awards do not require the continued employment of the team member for vesting eligibility. In such cases, expensing of Awards is accelerated through the retirement eligibility date.

The following table presents the Award grants during the twenty-six weeks ended August 1, 2026:

	Service Restricted Stock Units	Performance Restricted Stock Units
Number of shares	639,394	225,083
Weighted average grant date fair value per Award	$51.86	$51.98
Weighted average exercise price per Award	N/A	N/A

The following table presents the unrecognized compensation cost as of August 1, 2026:

	Service Options	Service Restricted Stock Units	Performance Restricted Stock Units
Remaining expense	$51,281	$41,869,042	$8,689,885
Weighted average life remaining in years	0.3	2.0	2.0

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
Basic and diluted weighted average common shares outstanding and basic and diluted earnings per common share are calculated as follows (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$137,897	$125,434	$190,600	$171,518

Weighted average common shares outstanding - basic	62,292	66,539	63,362	66,831
Dilutive effect of Service Restricted Units and Service Restricted Stock Units	196	63	406	167
Dilutive effect of Performance Restricted Stock Units	—	28	—	29
Dilutive effect of Service Options	925	922	1,002	898
Dilutive effect of Performance Unit Options	80	77	82	77
Dilutive effect of ESPP Shares	58	60	40	41
Weighted average common shares outstanding - diluted	63,551	67,689	64,892	68,043

Earnings per common share - basic	$2.21	$1.89	$3.01	$2.57
Earnings per common share - diluted	$2.17	$1.85	$2.94	$2.52

Anti-dilutive stock-based awards excluded from diluted calculation	208	210	122	214

10. Commitments and Contingencies

Technology Related and Other Commitments
As of August 1, 2026, we have obligations under technology-related, construction and other contractual commitments in the amount of $208.1 million. Of such commitments, approximately $97.9 million is payable in the next 12 months.
Other Contingencies
During 2025, the Company entered into an agreement to sell a portion of the rights to potential tariff relief claims (the “Participation Agreement”), which was determined to be accounted for under ASC 470. In February 2026, the Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (the “IEEPA Tariffs”). The Company applied the gain contingency model in accordance with ASC 450-30, to account for the potential refund of previously incurred costs for IEEPA Tariffs. Under this model, the gain contingency is not recognized until the gain is realized or realizable. Accordingly, the Company recognized tariff refunds as payments were received. In the 2026 second quarter, the Company received refunds of $83.7 million from CBP related to the IEEPA Tariffs, excluding interest, which were recorded as a reduction to Cost of Goods Sold on the Condensed Consolidated Statements of Income. As a result of the refunds received, $72.2 million was paid to the buyer, which is presented in Other Expense (Income), net on the Condensed Consolidated Statements of Income. The Company also recognized the $10.5 million proceeds from the sale in Other Expense (Income), net that were previously recorded within Other Long-term Liabilities on the Condensed Consolidated Balance Sheets.
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

12. Subsequent Events
Our management evaluated events or transactions that occurred after August 1, 2026 through September 9, 2026 (the date the consolidated financial statements were issued), and identified the following events:

Quarterly Dividend
On September 2, 2026, the Company's Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended August 1, 2026, of $0.15 per share of the Company's common stock, payable on October 14, 2026, to stockholders of record as of the close of business on September 16, 2026.

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
Any forward-looking statement made by us in this Quarterly Report speaks only as of the date of this Quarterly Report and is expressly qualified in its entirety by the cautionary statements included in this Quarterly Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
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
•risks associated with our reliance on internationally manufactured merchandise which exposes us to various international risks, including additional tariffs or changes to existing tariffs;
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report for the thirteen and twenty-six weeks ended August 1, 2026 and our audited financial statements for the fiscal year ended January 31, 2026 and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.
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
We operate on a retail fiscal calendar pursuant to which our fiscal year consists of 52 or 53 weeks, ending on the Saturday closest to January 31 (which such Saturday may occur on a date following January 31) each year. References to any year, quarter, or month mean our fiscal year, fiscal quarter, and fiscal month, respectively, unless the context requires otherwise. References to the “current quarter,” “2026 second quarter,” or similar reference refers to the thirteen week period ended August 1, 2026, and any reference to the “prior year quarter,” “2025 second quarter” or similar reference refers to the thirteen week period ended August 2, 2025. Unless otherwise specified, all comparisons regarding the current period of 2026 are made to the corresponding period of 2025.

Overview
We are a leading full-line sporting goods and outdoor recreation retailer in the United States. Our mission is to provide “Fun for All”, and we fulfill this mission with a localized merchandising strategy and value proposition that deeply connect with a broad range of consumers. Our product assortment focuses on key categories of outdoor, apparel, sports and recreation, and footwear (representing 29%, 28%, 24%, and 19% of our 2026 second quarter net sales, respectively) through both leading national brands and a portfolio of private label brands, which go well beyond traditional sporting goods and apparel offerings.
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
As of August 1, 2026, we operated 327 stores that range in size from approximately 40,000 to 130,000 gross square feet, with an average size of approximately 70,000 gross square feet, throughout 21 contiguous states located primarily in the southern United States. Our stores are supported by approximately 22,000 team members, three distribution centers, and our e-commerce platform, which includes our website at www.academy.com and our mobile app. Additionally, we are deepening our customer relationships, further integrating our e-commerce platform with our stores and driving operating efficiencies by developing our omnichannel capabilities such as our mobile app, optimizing the website experience and upgrading our fulfillment capabilities.
The following table summarizes store activity for the periods indicated:

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Beginning stores	322	298
Q1 new stores	2	5
Q2 new stores	3	3
Closed	—	—
Ending stores	327	306

Relocated stores	—	—

Tariffs and Other Macroeconomic Trends
We continue to monitor global macroeconomic trends and uncertainties such as inflation, existing and potential tariffs, and other shifting trade policies, which have impacted consumer spending and could adversely affect our ability to grow sales and merchandise margin. The impact of the evolving macroeconomic environment on our financial results is uncertain. We are closely monitoring the evolving environment with respect to tariffs and other trade policy developments and will continue to adjust plans as needed, including, but not limited to, appropriate sourcing diversification, strategic pricing and promotional adjustments to maintain value for our customers, and other operational decisions to manage the impact of tariffs on our business.

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
Comparable Sales. Comparable sales include stores open after thirteen full fiscal months, all e-commerce sales, and credit card revenue. There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Stores which have been closed for an extended period of time are removed from the calculation. E-commerce sales include omnichannel sales fulfilled by our stores. For example, all buy-online-pick up-in-store (“BOPIS”) transactions are allocated to e-commerce sales for the purpose of comparable sales, despite the fact that our customers pick up these purchases from a specific store.
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
We are implementing enhancements to the online shopping experience, including a redesigned homepage, expanded BOPIS functionality, enhanced shipping notifications, and ongoing improvements in product discovery and site experience. Our e-commerce platform supports store operations by driving customer demand, providing real-time product discovery and inventory visibility, and enabling store-fulfilled transactions such as BOPIS, ship-to-store, and ship-from-store. During the 2026 year-to-date second quarter, stores facilitated approximately 95% of our total sales, including ship-from-store, BOPIS and in-store retail sales. We expect to continue investing in the expansion and enhancement of our omnichannel capabilities, including our mobile application, website experience optimization, fulfillment improvements, and emerging digital commerce capabilities such as artificial intelligence-enabled shopping experiences and social and marketplace commerce integrations. These initiatives are intended to support long-term growth and improve customer experience, and will require ongoing investment.
We expect that new stores will be a key driver of growth in our net sales and gross margin in the future as we execute our new store opening growth plans. Our growth strategy encompasses both deepening our presence in legacy and existing markets as well as entering new markets, leveraging enhanced brand awareness and operational efficiencies. Our new store model favors off-mall locations within power centers or stand-alone buildings. We utilize comprehensive demographic and trade data to guide our real estate site selection. During the 2026 second quarter, we opened three new stores. Our strategic real estate approach, including the 68 stores opened since fiscal year 2021, has positioned us effectively for continued expansion.
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

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include store and corporate administrative payroll and payroll benefits, store and corporate headquarters occupancy costs, advertising, credit card processing, information technology, pre-opening costs and other store and administrative expenses. These expenses are both variable and fixed in nature. SG&A expenses as a percentage of sales decreased from 26.9% in the 2025 year-to-date second quarter to 26.7% in the 2026 year-to-date second quarter. This decrease was a result of increased sales and ongoing expense discipline across the organization. We track and measure operating expenses as a percentage of net sales in order to evaluate our performance against profitability targets. Management of SG&A expenses depends on our ability to balance operating costs, such as store and corporate headcount, information technology infrastructure and marketing and advertising expenses, while efficiently and effectively servicing our customers.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Number of new stores opened	3	3	5	8
Pre-opening expenses (in millions)	$5.1	$5.2	$7.6	$8.5
Interest Expense. Interest expense includes regular interest payable related to our Notes, ABL Facility, and Term Loan (see Note 4 to the accompanying financial statements) and the amortization of our deferred loan costs and original issuance discounts associated with the acquisition of the debt. During the second quarter of 2026, Academy, Ltd. issued $500 million aggregate principal amount of its 5.875% Senior Secured Notes due 2031 (the “Notes”). We used the proceeds from the Notes to redeem the 2020 Notes and voluntarily prepay the Term Loan in full (see Note 4). This pay down resulted in decreased interest expense in year-to-date 2026 as compared to the prior year period, and we anticipate it will result in decreased interest expense compared to 2025 throughout the remainder of 2026.
Income Tax Expense. ASO, Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes and accordingly, a provision for income taxes has been recorded for the anticipated tax consequences of our reported results of operations for federal, state and local income taxes. Recent fluctuations in income tax expense have been primarily as a result of the purchase of transferable tax credits, the effect of cross-border tax laws, and changes in income before income taxes.

Results of Operations

Thirteen Weeks Ended August 1, 2026 Compared to Thirteen Weeks Ended August 2, 2025
The following table sets forth amounts and information derived from our unaudited statements of income for the periods indicated as follows (dollar amounts in thousands):

	Thirteen Weeks Ended				Change
	August 1, 2026		August 2, 2025		Dollars	Percent
Net sales	$1,647,285	100.0%	$1,599,838	100.0%	$47,447	3.0%
Cost of goods sold	981,383	59.6%	1,023,105	64.0%	(41,722)	(4.1)%
Gross margin	665,902	40.4%	576,733	36.0%	89,169	15.5%
Selling, general and administrative expenses	419,539	25.5%	404,352	25.3%	15,187	3.8%
Operating income	246,363	15.0%	172,381	10.8%	73,982	42.9%
Interest expense, net	8,056	0.5%	9,028	0.6%	(972)	(10.8)%
Loss on early retirement of debt	1,902	0.1%	—	—%	1,902	NM
Other expense (income), net	58,006	3.5%	(1,480)	(0.1)%	59,486	NM
Income before income taxes	178,399	10.8%	164,833	10.3%	13,566	8.2%
Income tax expense	40,502	2.5%	39,399	2.5%	1,103	2.8%
Net income	$137,897	8.4%	$125,434	7.8%	$12,463	9.9%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $47.4 million, or 3.0%, in the 2026 second quarter compared to the prior year second quarter, which was driven by increased sales of 6.3% in the sports and recreation merchandise division and 4.4% in the outdoor merchandise division, partially offset by decreased sales of 1.0% in the footwear merchandise division while the apparel merchandise division remained relatively constant.
We opened 21 new stores since the end of the 2025 second quarter, three of which opened during the 2026 second quarter. During the 2026 second quarter, these 21 stores generated $61.5 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 68 new stores, 47 of which have been open for at least twelve months. Over the last twelve months, those 47 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales decreased 0.4% driven by lower comparable sales in the footwear and apparel merchandise divisions, partially offset by higher comparable sales in the sports and recreation and outdoor merchandise divisions. The decrease in comparable sales was a result of a 5.3% decrease in comparable transactions, partially offset by an increase in average ticket of 4.9%.
E-commerce net sales represented 12.1% of merchandise sales for the 2026 second quarter compared to 10.9% for the prior year second quarter. E-commerce net sales increased 14.1% in the 2026 second quarter over the prior year second quarter.
Gross Margin. Gross margin increased $89.2 million, or 15.5%, to $665.9 million in the 2026 second quarter from $576.7 million in the 2025 second quarter. As a percentage of net sales, gross margin increased 440 basis points from 36.0% in the 2025 second quarter to 40.4% in the 2026 second quarter. The increase of 440 basis points in gross margin was primarily attributable to 510 basis points of favorability from the one-time benefit of IEEPA tariff refunds and 20 basis points of favorability related to shrink, partially offset by 90 basis points of unfavorability in merchandise margin, inclusive of 70 basis points of reinvestment of tariff refunds into strategic pricing.
Selling, General and Administrative Expenses. SG&A expenses increased $15.2 million, or 3.8%, to $419.5 million in the 2026 second quarter as compared to $404.4 million in the 2025 second quarter, primarily as a result of our increased strategic investments of $19.1 million, including the addition of 21 new stores since the end of the 2025 second quarter, partially offset by $3.9 million improvement in base costs.

Interest Expense. Interest expense decreased $1.0 million, or 10.8%, in the 2026 second quarter when compared with the 2025 second quarter, primarily due to lower interest rates and debt refinancing activities in the 2026 second quarter which resulted in lower interest rates on our long-term debt (see Note 4).
Loss on Early Retirement of Debt. Loss on early retirement of debt increased by $1.9 million in the 2026 second quarter as compared to the 2025 second quarter. During the second quarter of 2026, we completed refinancing transactions and used the net proceeds from the issuance of the Notes to fully redeem the 2020 Notes and repay our Term Loan in full (as defined in Note 4), which resulted in a $1.9 million loss on early retirement of debt.
Other Expense (Income), net. Other expense (income), net, changed by $59.5 million in the 2026 second quarter as compared to the 2025 second quarter, primarily driven by $72.2 million of payments made related to the Participation Agreement for tariff relief claims, partially offset by the $10.5 million in proceeds recognized related to the Participation Agreement (see Note 10).
Income Tax Expense. Income tax expense increased $1.1 million to $40.5 million for the 2026 second quarter as compared to $39.4 million in the 2025 second quarter, resulting primarily from an increase in pre-tax income. ASO, Inc.’s effective tax rate was 22.7% in the second quarter of 2026 compared to 23.9% in the second quarter of 2025. The decrease in the effective tax rate compared to the prior year quarter is primarily due to the purchase of transferable tax credits and the effect of cross-border tax laws.

Twenty-Six Weeks Ended August 1, 2026 Compared to Twenty-Six Weeks Ended August 2, 2025

	Twenty-Six Weeks Ended				Change
	August 1, 2026		August 2, 2025		Dollars	Percent
Net sales	$3,089,288	100.0%	$2,951,247	100.0%	$138,041	4.7%
Cost of goods sold	1,944,038	62.9%	1,915,645	64.9%	28,393	1.5%
Gross margin	1,145,250	37.1%	1,035,602	35.1%	109,648	10.6%
Selling, general and administrative expenses	824,232	26.7%	793,956	26.9%	30,276	3.8%
Operating income	321,018	10.4%	241,646	8.2%	79,372	32.8%
Interest expense, net	17,043	0.6%	18,072	0.6%	(1,029)	(5.7)%
Loss on early retirement of debt	1,902	0.1%	—	—%	1,902	NM
Other expense (income), net	54,785	1.8%	(4,287)	(0.1)%	59,072	NM
Income before income taxes	247,288	8.0%	227,861	7.7%	19,427	8.5%
Income tax expense	56,688	1.8%	56,343	1.9%	345	0.6%
Net income	$190,600	6.2%	$171,518	5.8%	$19,082	11.1%
*Percentages in table may not sum properly due to rounding.
Net Sales. Net sales increased $138.0 million, or 4.7%, year-to-date 2026 compared to year-to-date 2025, which was driven by increased sales of 7.8% in the outdoor merchandise division, 6.3% in the sports and recreation merchandise division, 2.1% in the apparel merchandise division and 0.8% in the footwear merchandise division.
We opened 21 new stores since the end of the 2025 second quarter, three of which opened during the 2026 second quarter. During the year-to-date 2026, these 21 stores generated $108.9 million of net sales, including e-commerce. Since re-launching our new store program in 2022, we have opened 68 new stores, 47 of which have been open for at least twelve months. Over the last twelve months, those 47 stores have averaged approximately $13 million in net sales per store, including e-commerce. We believe that performance of new stores in year one is partially affected by the season in which the new store opens and the brand awareness in the region the new store opens.
Comparable sales increased 1.1% driven by higher comparable sales in the outdoor and sports and recreation merchandise divisions, partially offset by lower comparable sales in the footwear and apparel merchandise divisions. The increase in comparable sales was a result of a 4.7% increase in average ticket, partially offset by a decrease in comparable transactions of 3.6%.
E-commerce net sales represented 11.6% of merchandise sales for the year-to-date 2026 compared to 10.5% for the year-to-date 2025. E-commerce net sales increased 15.5% year-to-date 2026 compared to year-to-date 2025.

Gross Margin. Gross margin increased $109.6 million, or 10.6%, to $1,145.3 million for the year-to-date 2026 from $1,035.6 million for the year-to-date 2025. As a percentage of net sales, gross margin increased 200 basis points from 35.1% for the year-to-date 2025 to 37.1% for the year-to-date 2026. The increase of 200 basis points in gross margin was primarily attributable to 270 basis points of favorability from the one-time benefit of IEEPA tariff refunds, 20 basis points of favorability related to shrink, and 20 basis points of favorability related to decreased freight, partially offset by 120 basis points of unfavorability in merchandise margin primarily as a result of tariffs and the reinvestment of tariff refunds into strategic pricing.
Selling, General and Administrative Expenses. SG&A expenses increased $30.3 million, or 3.8%, to $824.2 million for the year-to-date 2026 as compared to $794.0 million for the year-to-date 2025, primarily as a result of our increased strategic investments of $40.0 million in new stores and technology, partially offset by $7.5 million due to lapping the Jordan Brand launch in the 2025 first quarter.
Interest Expense. Interest expense decreased $1.0 million, or 5.7%, for the year-to-date 2026 when compared with the year-to-date 2025, primarily due to lower interest rates and debt refinancing activities in the 2026 second quarter which resulted in lower interest rates on our long-term debt (see Note 4).
Loss on Early Retirement of Debt. Loss on early retirement of debt increased $1.9 million for the year-to-date 2026 when compared with the year-to-date 2025. During the second quarter of 2026, we completed refinancing transactions and used the net proceeds from the issuance of the Notes to fully redeem the 2020 Notes and repay our Term Loan in full (as defined in Note 4), which resulted in a $1.9 million loss on early retirement of debt.
Other Expense (Income), net. Other expense (income), net, changed by $59.1 million in year-to-date 2026 when compared to year-to-date 2025, primarily driven by $72.2 million of payments made related to the Participation Agreement for tariff relief claims, partially offset by the $10.5 million in proceeds recognized related to the Participation Agreement (see Note 10).
Income Tax Expense. Income tax expense remained relatively constant for the year-to-date 2026 as compared to the year-to-date 2025. ASO, Inc.’s effective tax rate was 22.9% for the year-to-date 2026 compared to 24.7% for the year-to-date 2025. The decrease in the effective tax rate compared to the prior year is primarily due to an increase in excess tax benefits for share-based compensation.
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

Adjusted EBIT
The following table provides reconciliations of net income to Adjusted EBIT for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$137,897	$125,434	$190,600	$171,518
Interest expense, net	8,056	9,028	17,043	18,072
Income tax expense	40,502	39,399	56,688	56,343
Equity compensation (a)	9,319	7,602	20,419	15,144
Loss on early retirement of debt	1,902	—	1,902	—
Adjusted EBIT	$197,676	$181,463	$286,652	$261,077

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$137,897	$125,434	$190,600	$171,518
Equity compensation (a)	9,319	7,602	20,419	15,144
Loss on early retirement of debt	1,902	—	1,902	—
Tax effects of these adjustments (b)	(2,612)	(1,717)	(5,196)	(3,745)
Adjusted Net Income	$146,506	$131,319	$207,725	$182,917

Earnings per common share:
Basic	$2.21	$1.89	$3.01	$2.57
Diluted	$2.17	$1.85	$2.94	$2.52
Adjusted Earnings per Share:
Basic	$2.35	$1.97	$3.28	$2.74
Diluted	$2.31	$1.94	$3.20	$2.69
Weighted average common shares outstanding:
Basic	62,292	66,539	63,362	66,831
Diluted	63,551	67,689	64,892	68,043

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

Adjusted Free Cash Flow
The following table provides a reconciliation of net cash provided by operating activities to Adjusted Free Cash Flow for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net cash provided by operating activities (a)	$188,416	$78,575	$349,022	$236,047
Net cash used in investing activities	(72,467)	(56,911)	(111,464)	(107,899)
Adjusted Free Cash Flow	$115,949	$21,664	$237,558	$128,148

(a)	Net cash provided by operating activities includes the impact of IEEPA tariff refunds in the 2026 second quarter (see Note 10).

Liquidity and Capital Resources

Sources and Uses of Liquidity
Our principal liquidity requirements are for working capital, capital expenditures and cash used to pay our debt obligations and related interest expense. We also use cash to pay dividends and to repurchase common stock. We fund these liquidity requirements through cash and cash equivalents, cash generated from operating activities, issuances of debt (such as the Notes) and borrowings under our ABL Facility. On August 1, 2026, our cash and cash equivalents totaled $298.2 million. We believe our cash and cash equivalents, as well as our availability under the ABL Facility, will be sufficient to fund our cash requirements for the next 12 months and the longer term foreseeable future.

Long-Term Debt
As of August 1, 2026, the Company’s long-term debt and interest rates consist of:
•Notes - 5.875% fixed rate senior secured notes (the “Notes”) with $500 million in principal outstanding and full principal maturing May 15, 2031; and
•ABL Facility - $1.0 billion commitment on a variable rate secured asset-based revolving credit facility with no principal outstanding maturing May 14, 2031.
On May 14, 2026, Academy, Ltd., a wholly-owned subsidiary of the Company, entered into an amendment to the ABL Facility which, among other things, extended the maturity of the ABL Facility to May 14, 2031, and Academy, Ltd., as issuer, issued $500 million in aggregate principal amount of senior secured notes, all of which remains outstanding and matures on May 15, 2031. The Company used the net proceeds from the Notes to fully redeem the 2020 Notes, prepay the Term Loan in full, pay related fees and expenses, and for general corporate purposes.
See Note 4 to the accompanying financial statements for further disclosure regarding our debt agreements. The following table summarizes our debt obligations by fiscal year as of August 1, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	After 2030	Total
Notes and related interest (1)	$14,688	$29,375	$29,375	$29,375	$29,375	$514,688	$646,876
ABL Facility and related interest (2)	1,488	3,000	3,000	3,000	3,000	832	14,320

(1) Interest payments do not include amortization of debt issuance costs and assumes Notes are paid in full at maturity date.
(2) Assumes a minimum revolving credit commitment of $1.0 billion and assumes no balances drawn on our ABL Facility.
Liquidity information related to the ABL Facility is as follows for the periods shown (dollar amounts in thousands):

Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Average funds drawn	$—	$—
Number of days with outstanding balance	—	—
Maximum daily amount outstanding	$—	$—
Minimum available borrowing capacity	$991,808	$953,921

Liquidity information related to the ABL Facility (amounts in thousands) as of:

	August 1, 2026	January 31, 2026	August 2, 2025
Outstanding borrowings	$—	$—	$—
Issued letters of credit	6,390	7,630	9,130
Available borrowing capacity	993,610	992,370	990,870

Leases
We predominantly lease store locations, distribution centers, office space and certain equipment under operating leases expiring between fiscal years 2026 and 2046. Operating lease obligations include future minimum lease payments under all of our non-cancelable operating leases at August 1, 2026. The following table summarizes our remaining operating lease obligations by fiscal year:

	2026	2027	2028	2029	2030	After 2030	Total
Operating lease payments (1) (2)	$114,262	$280,482	$266,905	$249,972	$231,677	$1,267,715	$2,411,013

(1) Minimum lease payments have not been reduced by sublease rentals of $1.2 million due in the future under non-cancelable sub-leases.
(2) These balances include stores where we have an executed contract but have not taken possession of the location as of August 1, 2026.

Share Repurchases
On December 4, 2024, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaced the previously approved share repurchase program. Under the 2024 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, accelerated share repurchase programs, privately negotiated transactions and/or Rule 10b5-1 or other non-discretionary trading plans, all in compliance with the rules of the SEC and other applicable legal requirements. The timing, manner, price and amount of any common share repurchases under the 2024 Share Repurchase Program will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time. As of August 1, 2026, the Company had $256.1 million remaining for share repurchases under the 2024 Share Repurchase Program. See Note 2 to the consolidated financial statements.
The following table summarizes our share repurchases through the 2026 second quarter (dollar amounts in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Amount Repurchased (1)
First Quarter (February 1, 2026 to May 2, 2026)	1,703,031	$57.79	$98,412
Second Quarter (May 3, 2026 to August 1, 2026) (2)	1,608,528	51.04	82,093
Total Shares Repurchased	3,311,559	$54.51	$180,505

(1) Excludes the impact of unpaid excise taxes.
(2) See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for further detail on the 2026 second quarter share repurchases.

Dividends
The following table summarizes our quarterly dividend payments for the 2026 second quarter (amounts in thousands, except per share amounts):

	Dividend per Share	Total Dividends Paid	Stockholder Date of Record
First Quarter (February 1, 2026 to May 2, 2026)	$0.15	$9,646	March 20, 2026
Second Quarter (May 3, 2026 to August 1, 2026)	0.15	9,310	June 18, 2026
Total Dividends Paid		$18,956
On September 2, 2026, the Company’s Board of Directors declared a quarterly cash dividend with respect to the fiscal quarter ended August 1, 2026, of $0.15 per share of the Company's common stock, payable on October 14, 2026, to stockholders of record as of the close of business on September 16, 2026.

Capital Expenditures
The following table summarizes our capital expenditures for the twenty-six weeks ended August 1, 2026 and August 2, 2025 (amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
New stores	$60,085	$49,368
Corporate, e-commerce and information technology programs	28,774	20,522
Existing stores, distribution centers and other	22,399	37,686
Total capital expenditures	$111,258	$107,576

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

Cash Flows for the Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025

Our unaudited statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$349,022	$236,047
Net cash used in investing activities	(111,464)	(107,899)
Net cash used in financing activities	(269,665)	(116,217)
Net (decrease) increase in cash and cash equivalents	$(32,107)	$11,931

Operating Activities. Cash flows from operating activities are seasonal in our business. Typically, cash flows from operations are used to build inventory in advance of peak selling seasons, with the fourth quarter pre-holiday season inventory increase being the most significant.

Cash provided by operating activities in year-to-date 2026 increased $113.0 million, compared to year-to-date 2025. This increase is attributable to:
•$19.1 million increase in net income;
•$68.6 million net increase in cash flows provided by operating assets and liabilities; and
•$25.3 million net increase in non-cash charges primarily due to $61.8 million related to the loss on the IEEPA tariff refund monetization in the 2026 second quarter (see Note 5 and Note 10), partially offset by a $28.8 million decrease in deferred income taxes.

The increase in cash flows from operating assets and liabilities was primarily attributable to:
•$62.7 million increase in cash flows from working capital due to the pull-forward of inventory purchases in the prior year period at pre-tariff rates; and
•$39.5 million increase in income taxes payable primarily due to deductions in the prior year period resulting from the One Big Beautiful Bill Act, timing of payments, and a tax refund received in the prior year period; partially offset by
•$34.3 million decrease in prepaid expenses and other current assets largely driven by litigation settlements received in the prior year period and timing of construction reimbursement payments received.

Investing Activities. Cash used in investing activities increased $3.6 million in year-to-date 2026 compared to the year-to-date 2025. This increase is primarily due to increased capital expenditures for new stores as well as corporate, e-commerce, and information technology programs, partially offset by a decrease in capital expenditures for existing stores and distribution centers in year-to-date 2026 compared to the year-to-date 2025.
Financing Activities. Cash used in financing activities increased $153.4 million in year-to-date 2026, compared to year-to-date 2025. The increase in financing activities was primarily attributable to:
•$484.3 million increase in cash outflows related to the redemption of the 2020 Notes and repayment of the Term Loan as part of the refinancing activities in the 2026 second quarter (see Note 4);
•$81.5 million increase in cash outflows for repurchases of common stock in 2026; and
•$72.2 million increase in cash outflows due to payments made related to the Participation Agreement for tariff relief claims (see Note 10); partially offset by
•$493.9 million in net proceeds resulting from the issuance of the Notes as part of the refinancing activities in the 2026 second quarter (see Note 4).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases and cancellations of shares of our common stock during the 2026 second quarter:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (c)
May 3, 2026 to May 30, 2026	1,468,711	$51.54	1,468,711	$262,512,304
May 31, 2026 to July 4, 2026	21,173	$53.31	21,173	$261,384,033
July 5, 2026 to August 1, 2026	118,644	$44.40	118,644	$256,118,560
Total	1,608,528	$51.04	1,608,528	$256,118,560
(a) The total number of shares repurchased excludes shares which were net-settled, and therefore not issued, to cover employee withholding related to the vesting of certain restricted stock awards and exercise of certain stock option awards.
(b) Excludes the impact of unpaid excise taxes.
(c) On December 4, 2024, the Company’s Board of Directors approved a new share repurchase program under which the Company is authorized to purchase up to $700 million of its outstanding shares during the three-year period ending December 4, 2027 (the “2024 Share Repurchase Program”), and which replaced the previously approved share repurchase program. As of August 1, 2026, approximately $256.1 million remained available for share repurchases pursuant to the 2024 Share Repurchase Program (see Note 2 to the accompanying financial statements). The 2024 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
(c) Trading Plans
During the quarter ended August 1, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 5, 2025).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 7, 2025).
4.1	Indenture, dated as of May 14, 2026, by and among Academy, Ltd., as issuer, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2026).
10.1	Amendment No. 5, dated May 14, 2026, to the First Amended and Restated ABL Credit Agreement, dated as of July 2, 2015, among Academy, Ltd., as borrower, New Academy Holding Company, LLC, Associated Investors, L.L.C., Academy Managing Co., L.L.C., and Academy Procurement Co., LLC as guarantors, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as the letter of credit issuer, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 14, 2026).
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plans or arrangements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 9, 2026 on its behalf by the undersigned, thereto duly authorized.

ACADEMY SPORTS AND OUTDOORS, INC.

By:	/s/	EARL CARLTON FORD, IV
Earl Carlton Ford, IV
Executive Vice President and Chief Financial Officer
(principal financial officer and authorized signatory)